Form 10-Q
BITMIS CORP.
filed 2017-05-10
CIK 1678848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-214469

BITMIS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)
98-1310024 IRS Employer Identification Number
8748 Primary Standard Industrial Classification Code Number

Unit No. 5784, 152 Chartered Square Building, 212/19,

Bangkok, Thailand 10500

Tel.  (702) 605-0123

Email: bitmiscorp@gmail.com

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,000,000 common shares issued and outstanding as of March 31, 2017.

Bitmis Corp.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Bitmis Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

BITMIS CORP.

Balance sheets

MARCH 31, 2017

(Unaudited)

ASSETS	March 31, 2017	June 30, 2016
Current Assets
Cash and cash equivalents	$2,699	$5,100
Total Current Assets	2,699	5,100

Fixed Assets
Equipment, net	$3,000	$-
Total Fixed Assets	3,000	-

Total Assets	$5,699	$5,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$2,041	$1,041
Total Current Liabilities	2,041	1,041

Total Liabilities	$2,041	1,041

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Retained (deficit)	(1,342)	(941)
Total Stockholder’s Equity	3,658	4,059

Total Liabilities and Stockholder’s Equity	$5,699	$5,100

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statements of operations

NINE MONTHS ENDED MARCH 31, 2017

(Unaudited)

	Three months ended March 31, 2017	Nine months ended March 31, 2017

REVENUES	$4,000	$7,500
Gross Profit	4,000	7,500

OPERATING EXPENSES
General and Administrative Expenses	1,191	7,901
TOTAL OPERATING EXPENSES	(1,191)	(7,901)

NET INCOME (LOSS) FROM OPERATIONS	2,809	(401)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,809	$(401)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of cash flows

NINE MONTHS ENDED MARCH 31, 2017

(Unaudited)

Nine months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(401)
Adjustments to reconcile net loss to net cash (used in) operating activities	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(401)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Related Party Loans	1,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,000

NET DECREASE IN CASH	(2,401)

Cash, beginning of period	5,100

Cash, end of period	$2,699

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Notes to the unaudited financial statements

MARCH 31, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Bitmis Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 6, 2016. We just recently started our operations. We intend to commence operations in the business of consulting in Thailand. Our company plans to provide business consulting services entities and individuals in Thailand. We offer the following set of services: investment portfolio formation, crediting, tax planning, obtaining the certificate of the Board of Investment of Thailand (BOI), legal services. Our office location is Unit No. 5784, 152 Chartered Square Building, 212/19, 10500 Bangkok, Thailand.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $7,500 revenues as of March 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is June 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $2,699 of cash as of March 31, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of PC is 5 years Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

BITMIS CORP.

Notes to the unaudited financial statements

MARCH 31, 2017

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of March 31, 2017 the Company has generated limited revenue of $7,500.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

BITMIS CORP.

Notes to the unaudited financial statements

MARCH 31, 2017

Note 4 – LOAN FROM DIRECTOR

As of March 31, 2017, our sole director has loaned to the Company $2,041. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,041 as of March 31, 2017 and $1,041 as of June 30, 2016.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 28, 2016 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

There were 5,000,000 shares of common stock issued and outstanding as of March 31, 2017 and June 30, 2016.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Anna Varlamova, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of business

We intend to commence operations in the business of consulting in Thailand. Our company plans to provide business consulting services entities and individuals in Thailand. We offer the following set of services: investment portfolio formation, crediting, tax planning, obtaining the certificate of the Board of Investment of Thailand (BOI), legal services.

Our principal office address is located at Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500. Our telephone number is (702) 605-0123. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We have generated $7,500 of revenue. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

Consulting service

We plan to offer the following services:

1) Investment Portfolio

Investment portfolio is the collection of assets in Thailand, which may include real estate, business, stocks, property rights - depending on the size of investment and the financial and business goals.

According to this service, we help to our potential clients to find the best solution of investment in Thai market. We plan to commence this service first.

2) Crediting

There are a number of non-bank financial institutions in Thailand, where a foreigner can get a loan to purchase a new apartment, as well as the loan secured by existing real estate.

According to this service, we help to our customers to find out the lowest banks’ interest rates and the optimal credit terms in Thailand.

We offer our assistance in obtaining a turnkey loan, from the selection of a finance company, and till the getting the funds.

3) Tax Planning

We plan to provide our clients with full information on current tax rates, tax incentives and promotion, as well as provide update information on changes in tax legislation.

4) Obtaining the certificate of the Board of Investment of Thailand (BOI)

Evaluation of economic activity for the right to receive the BOI benefits. The choice of form of business organization, the location of the factory (in the industrial area, or as a single object), consultations on the volume of possible tax, customs and institutional privileges for the particular type of business. Preparation of applications for the BOI privileges and business plan development. Submission of application to the BOI. Assistance during the application consideration process: preparation and submission of explanations and additional information to the BOI, interaction with the department responsible for the particular type of business, the representation the clients' interests in all aspects in during the application consideration process. Obtaining of the BOI certificate and accompanying documents, translation into customers’ language. Further support of the company after the BOI certificate is received (registration, obtaining business licenses, obtaining visas and work permits for employees of the company, accounting services, legal support of the company).

5) Legal services

We provide a full range of legal services that may be required in Thailand, as well as perform all the necessary preparatory works that need to be done in order to register business, buy real estate or start partnerships. We plan to hire a Law Company in Thailand on outsource basis to provide this type service.

Marketing

We plan on using various marketing tools to promote our services. We’re planning for our key marketing strategy to be based on Internet marketing, direct sales, presentations, participation in exhibitions, and also on publications in various mass media outlets and special catalogs. We intend for one of our promotion tools to be the creation of a website, on which we’ll place a detailed description of our services. Since the website will be a hallmark for our company, we’ll attract professional developers who will be able to create a professional website using modern web programming technology. A forum and chat will also be organized on our website to make direct contact with our potential clients. We’re planning to create a multi language website, although the most popular languages will be English, Spanish, German and Chinese.

Our website is needed for promotion, so we’re planning to actively use Search Engine Optimization services, as well as contextual advertising on the most popular search engines.

In addition to creating the website, we plan to create pages on social networking sites such as Google, Tweeter, Instagram and Facebook. This way we’ll be able to touch on all categories of potential clients and promptly convey our information to them regarding our services and offers.

We also intend to participate in different exhibits and events associated with the consulting business. Our potential clients will be able to ask us questions and find out more about our approach to providing our services, and about the opportunities we’re prepared to provide in Thailand.

In our promotion we intend to use direct sales tools. Our employees will contact new and old clients, offering them the full spectrum of our services.

Clients

Our service targets individuals and legal entities that wish to start their business activity in Thailand.

We project that our services will be interesting to the clients worldwide because many companies and individuals are interested in business development in Thailand.

Competition

Currently, the market of consulting services in Thailand is quite actively developed. Presently, there are many companies that render similar services. We estimate the market of business consulting service in Thailand as low development market. We believe that the market has potential of growth especially for foreign investments. There are many companies which provide similar service separately (investment brokers, lawyers etc).  However, in our personal estimation, there are lack of companies that offer complex of consulting service. We see our competitive advantages in complex of consulting service from “business idea” to “realization” and clients’ support on every step of its business development. We also see an advantage in our president's and director's business experience. She speaks foreign languages which helps her to find appropriate approach to our potential customers. In order to take up a more beneficial position on this market, we offer to organize a complex service approach, that is, to offer a service package from which the client could choose the best one. Moreover, we see an advantage in working remotely with the client.

Revenue

We plan to receive our revenue from our potential clients for providing our services. We plan to offer our service on the hourly basis. We estimate our consulting service for $50 per hour.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees Identification of Certain Significant Employees.

We are a start up company and currently have one employee only - Anna Varlamova, our president, treasurer, secretary and director. We intend to hire employees on an as needed basis.

Offices

Our business office is located at Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500.  This is the office provided by our President and Director, Anna Varlamova. We do not pay any rent to Ms. Varlamova and there is no agreement to pay any rent in the future. There is no any agreement with Ms. Varlamova and she is free to discontinue providing the office space gratuitously at any time and without notice. Our telephone number is (702) 605-0123.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities including the US Securities and Exchange Commission and agencies applicable to our business in any jurisdiction with which we would conduct activities. We do not believe that governmental regulations will have a material impact on the way we conduct our business. We and our employees do not need any specific licenses or authorizations to provide our business consulting service. Nevertheless, our freelance lawyers have to be registered and licensed as the lawyers by the Law Society of Thailand. We also plan to hire consultans with the minimum 5 years of professional activity and work experience.

RESULTS OF OPERATION

Results of Operations for the three and nine months ended March 31, 2017:

Revenue and cost of goods sold

For the three months ended March 31, 2017 the Company generated total revenue of $4,000 from selling consulting services.

For the nine months ended March 31, 2017 the Company generated total revenue of $7,500 from selling consulting services.

Operating expenses

Total operating expenses for the three months ended March 31, 2017 were $1,191. The operating expenses for the three months ended March 31, 2017 included bank charges of $91; accounting fees of $1,100.

Total operating expenses for the nine months ended March 31, 2017 were $7,901. The operating expenses for the nine months ended March 31, 2017 included bank charges of $201; accounting fees of $5,200; legal fees of $2,500.

Net Income/Loss

The net income for the three months ended March 31, 2017 was $2,809.

The net loss for the nine months ended March 31, 2017 was $401.

Liquidity and capital resources

As at March 31, 2017, our total assets were $5,699 ($5,100 as of June 30, 2016). Total assets were comprised of $2,699 in current assets and $3,000 in fixed assets.

As at March 31, 2017, our current liabilities were $2,041 ($1,041 as of June 30, 2016) and Stockholders’ equity was $3,658 (equity of $4,059 as of June 30, 2016).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended March 31, 2017 net cash flows used in operating activities was $401.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2017 we used $3,000 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2017 net cash flows generated by financing activities was $1,000.

  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of the Company.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis) unless the SEC determines that the application of such additional requirements is necessary or appropriate in the public interest, after considering protection of investors, and whether the action will promote efficiency, competition and capital formation; Submit certain executive compensate on matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated $7,500 of revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City Bangkok, Thailand,  on May 10, 2017.

BITMIS CORP.

By:	/s/	Anna Varlamova
	Name:	Anna Varlamova
	Title:	President, treasurer, secretary and director
(Principal Executive, Financial and Accounting Officer)