Form 10-K
period 2017-06-30
BITMIS CORP.
filed 2017-10-16
CIK 1678848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-214469

BITMIS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)
98-1310024 IRS Employer Identification Number
8748 Primary Standard Industrial Classification Code Number
None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,250,750 common shares issued and outstanding as of June 30, 2017.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of business

We intend to commence operations in the business of consulting in Thailand. Our company plans to provide business consulting services entities and individuals in Thailand. We offer the following set of services: investment portfolio formation, crediting, tax planning, obtaining the certificate of the Board of Investment of Thailand (BOI), legal services.

Our principal office address is located at Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500. Our telephone number is (702) 605-0123. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We have generated $10,500 of revenue. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

Marketing

We plan on using various marketing tools to promote our services. We’re planning for our key marketing strategy to be based on Internet marketing, direct sales, presentations, participation in exhibitions, and also on publications in various mass media outlets and special catalogs. We intend for one of our promotion tools to be the creation of a website, on which we’ll place a detailed description of our services. Since the website will be a hallmark for our company, we’ll attract professional developers who will be able to create a professional website using modern web programming technology. A forum and chat will also be organized on our website to make direct contact with our potential clients. We’re planning to create a multi-language website, although the most popular languages will be English, Spanish, German and Chinese.

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

Employees Identification of Certain Significant Employees.

We are a startup company and currently have one employee only - Anna Varlamova, our president, treasurer, secretary and director. We intend to hire employees on an as needed basis.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2017, no shares of our common stock have traded

Number of Holders

As of June 30, 2017, the 6,250,750 issued and outstanding shares of common stock were held by a total of 35 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2017 and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 28, 2016, the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

In April 2017, the Company issued 820,000 shares of common stock for cash proceeds of $16,401 at $0.02 per share.

In May 2017, the Company issued 165,750 shares of common stock for cash proceeds of $3,315 at $0.02 per share.

In June 2017, the Company issued 265,000 shares of common stock for cash proceeds of $5,300 at $0.02 per share.

There were 6,250,750 shares of common stock issued and outstanding as of June 30, 2017.

Purchase of our Equity Securities by Officers and Directors

On June 28, 2016, the Company offered and sold 5,000,000 restricted shares of common stock to our president and director, Anna Varlamova, for a purchase price of $0.001 per share, for aggregate offering proceeds of $5,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended June 30, 2017 and June 30, 2016:

Revenue

For the year ended June 30, 2017 and June 30, 2016 the Company generated total revenue of $10,500 and $0 from selling products to the customer.

Operating expenses

Total operating expenses for the year ended June 30, 2017 and June 30, 2016 were $12,663 and $941. The operating expenses for the year ended June 30, 2017 included bank charges of $688; depreciation expense of $375; audit fees of $6,300; legal expense of $2,500 and consulting fees of $2,800.

Net Loss

The net loss for the year ended June 30, 2017 and June 30, 2016 was $2,163 and $941 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2017, the Company had cash of $37,978 ($5,100 as of June 30, 2016). Furthermore, the Company had a working capital profit of $24,287 ($3,959 as of June 30, 2016). The increase in working capital is attributed to sale of stock.

During the year ended June 30, 2017, the Company used $9,862 of cash in operating activities due to its net loss and increase in customers deposit of $8,650, increase in accounts payable of $3,000 and depreciation of $375.

During the year ended June 30, 2017 the Company used $3,000 of cash in investing activities.

During the year ended June 30, 2017, the Company generated $26,016 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Anna Varlamova, has concluded a verbal agreement with the Bitmis Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

BITMIS CORP.

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bitmis Corp.

We have audited the accompanying balance sheets of Bitmis Corp. as of June 30, 2017 and the related statements of operations, changes in stockholder’s equity and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bitmis Corp. as of June 30, 2016, were audited by other auditors whose report dated November 7, 2016, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bitmis Corp. for the year ended June 30, 2017 and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

October 10, 2017

BITMIS CORP.

Balance sheets

JUNE 30, 2017

(Audited)

ASSETS	June 30, 2017	June 30, 2016
Current Assets
Cash and cash equivalents	$37,978	$ 5,100
Total Current Assets	37,978	5,100

Fixed Assets
Equipment, net	$2,625	$ -
Total Fixed Assets	2,625	-

Total Assets	$40,603	$ 5,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$3,000	$ -
Customers Deposit	8,650	-
Related Party Loans	2,041	1,041
Total Current Liabilities	13,691	1,041

Total Liabilities	$13,691	1,041

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 5,000,000 shares issued and outstanding	6,251	5,000
Additional paid in capital	23,765	-
Accumulated deficit	(3,104)	(941)
Total Stockholder’s Equity	26,912	4,059

Total Liabilities and Stockholder’s Equity	$40,603	$ 5,100

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of operations

YEAR ENDED JUNE 30, 2017

(Audited)

	Year ended June 30, 2017	Year ended June 30, 2016

REVENUES	$10,500	-
Gross Profit	10,500	-

OPERATING EXPENSES
General and Administrative Expenses	12,663	941
TOTAL OPERATING EXPENSES	(12,663)	(941)

NET INCOME (LOSS) FROM OPERATIONS	(2,163)	(941)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(2,163)	(941)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,191,890	5,000,000

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP. Statement of Changes in Stockholder’s Equity AS OF JUNE 30, 2017
	Common Stock		Additional Paid-in		Total Stockholders’
	Shares	Amount	Capital	Retained Deficit	Equity

Inception, June 6, 2016	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share on June 28, 2016	5,000,000	5,000	-	-	5,000

Net loss for the period ended June 30, 2016	-	-	-	(941)	(941)

Balance, June 30, 2016	5,000,000	$ 5,000	$ -	$ (941)	$ 4,059

Shares issued for cash	1,250,750	25,016	-	-	25,016

Net loss for the period ended June 30, 2017	-	-	-	(2,163)	(2,163)

Balance, June 30, 2017	6,250,750	$ 30,016	$ -	$ (3,104)	$ 26,912

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of cash flows

YEAR ENDED JUNE 30, 2017

(Audited)

	Year ended June 30, 2017	Year ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,163)	$ (941)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in Depreciation	375	-
Increase in Accounts Payable	3,000	-
Increase in Customers Deposit	8,650	-
CASH FLOWS USED IN OPERATING ACTIVITIES	9,862	(941)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,000)	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(3,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,016	5,000
Related Party Loans	1,000	1,041
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,016	6,041

NET INCREASE IN CASH	32,878	5,100

Cash, beginning of period	5,100	-

Cash, end of period	$ 37,978	$ 5,100

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Notes to the unaudited financial statements

JUNE 30, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had accumulated deficit of $3,104  as of June 30, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $37,978 of cash as of June 30, 2017.

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

BITMIS CORP.

Notes to the unaudited financial statements

JUNE 30, 2017

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of June 30, 2017 the Company has generated revenue of $10,500.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

BITMIS CORP.

Notes to the unaudited financial statements

JUNE 30, 2017

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – LOAN FROM DIRECTOR

As of March 31, 2017, our sole director has loaned to the Company $2,041. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,041 as of June 30, 2017 and $1,041 as of June 30, 2016.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 28, 2016 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

In April 2017, the Company issued 820,000 shares of common stock for cash proceeds of $16,401 at $0.02 per share.

In May 2017, the Company issued 165,750 shares of common stock for cash proceeds of $3,315 at $0.02 per share.

In June 2017, the Company issued 265,000 shares of common stock for cash proceeds of $5,300 at $0.02 per share.

There were 6,250,750 shares of common stock issued and outstanding as of June 30, 2017.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Anna Varlamova, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of June 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Anna Varlamova Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500	28	President, treasurer, secretary and director (Principal Executive, Financial and Accounting Officer)

Anna Varlamova has acted as our President, Treasurer, Secretary and Director since we incorporated on June 6, 2016. Ms. Varlamova owns 79.99% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Varlamova was going to be our President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, and main member of our board of directors. Ms. Varlamova graduated from Rostov State University (Russia), Faculty of Economics in 2011. Since 2011 untill 2013 she worked as sales manager in “Nestle S.A.” From 2013 till 2015 she established her own business and developed net of cafe-bakereys “Pekarius” in Moscow. Since 2015 she has been working as independent business consultant in Thailand. Since 2015, she has been obtaining a MBA in Business Consulting (Bangkok School of Management). She studied investment opportunities, tax and legal regulations in Thailand. In January 2016 - February 2016, she had the training course, runed by the Institute of Law Practice Training of the Law Society of Thailand (90 hours). Ms. Varlamova consulted private investors and offered them her service as freelance independent business consultant. She was responsible for the searching of the investment opportunities in Thailand. For more than one year of practice on Thai consulting market, she developed her own approach to business consulting service in Thailand. We believe that Ms. Varlamova’s specific experience, qualifications and skills and more than 5 years of management experience will enable her to develop our business.

During the past ten years our President, Secretary, Treasurer and Director, Ms. Varlamova has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Varlamova was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Varlamova’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

TERM OF OFFICE

Our Director is appointed to hold office until the next annual meeting of our stockholders or until her respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member, Anna Varlamova, who does not qualify as an independent director. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of June 30, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Anna Varlamova, President, Secretary, Director and Treasurer	June 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its Officer.

Ms. Varlamova currently devotes approximately twenty hours per week to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of June 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Anna Varlamova	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Anna Varlamova Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500	5,000,000 shares of common stock (direct)	79.99%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of June 30, 2017, there were 6,250,750 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Anna Varlamova will not be paid for any underwriting services that she performs on our behalf with respect to this offering.

Other than Ms. Varlamova’ purchase of founders shares from the Company as stated below, there is nothing of value (including money, property, contracts, options or rights of any kind), received or to be received, by Ms. Varlamova, directly or indirectly, from the Company.

On June 28, 2016, we issued a total of 5,000,000 shares of restricted common stock to Anna Varlamova, our president, treasurer, secretary and director in consideration of $5,000. Further, Ms. Varlamova has advanced funds to us. As of June 30, 2017, Ms. Varlamova has advanced to us $2,041. Ms. Varlamova will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Varlamova. Ms. Varlamova will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. There is no assurance that we will ever generate sufficient revenues from our operations. The obligation to Ms. Varlamova does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Varlamova or the repayment of the funds to Ms. Varlamova. The entire transaction was oral. We have a verbal agreement with Ms. Varlamova that, if necessary, she will loan the Company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2017, we incurred approximately $6,300 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2016 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2016, December 31, 2016, and March 31, 2017.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City Bangkok, Thailand, on October 13, 2017.

BITMIS CORP.

By:	/s/	Anna Varlamova
	Name:	Anna Varlamova
	Title:	President, treasurer, secretary and director
(Principal Executive, Financial and Accounting Officer)