Form 10-Q
period 2017-09-30
BITMIS CORP.
filed 2017-11-20
CIK 1678848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Emerging growth company 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,250,750 common shares issued and outstanding as of September 30, 2017.

Bitmis Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of September 30, 2017 (Unaudited) and June 30, 2017 Unaudited Statement of Operations for the three months ended September 30, 2017 and 2016	4 5

	Unaudited Statement of Cash Flows for the three months ended September 30, 2017 and 2016	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures

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

The results for the three months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended June 30, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017 and for the related periods presented.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

BITMIS CORP.

Balance sheets

SEPTEMBER 30, 2017

(Unaudited)

ASSETS	September 30, 2017	June 30, 2017
Current Assets
Cash and cash equivalents	$29,826	37,978
Total Current Assets	29,826	37,978

Fixed Assets
Equipment, net	$2,525	2,625
Total Fixed Assets	2,525	2,625

Total Assets	$32,351	40,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	3,000
Customers Deposit	-	8,650
Related Party Loans	3,541	2,041
Total Current Liabilities	$3,541	13,691

Non-current Liabilities
Deferred Tax Liability	664	-
Total Non-current Liabilities	$664	-

Total Liabilities	$4,205	13,691

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding	6,251	6,251
Additional paid in capital	23,765	23,765
Accumulated income (deficit)	(1,870)	(3,104)
Total Stockholder’s Equity	28,146	26,912

Total Liabilities and Stockholder’s Equity	$32,351	40,603

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of operations

THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016

REVENUES	$17,650	1,500
Gross Profit	17,650	1,500

OPERATING EXPENSES
General and Administrative Expenses	15,752	5,514
TOTAL OPERATING EXPENSES	(15,752)	(5,514)

NET INCOME (LOSS) FROM OPERATIONS	1,898	(4,014)

PROVISION FOR INCOME TAXES	664	-

NET INCOME (LOSS)	$1,234	(4,014)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,750	5,000,000

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of cash flows

THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$1,234	$(4,014)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in Depreciation	400	-
Decrease in Accounts Payable	(3,000)	-
Decrease in Customers Deposit	(8,650)	-
Income Taxes	664	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,352)	(4,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(300)	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(300)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	1,500	1,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,500	1,000

NET INCREASE IN CASH	(8,152)	(3,014)

Cash, beginning of period	37,978	5,100

Cash, end of period	$29,826	$2,086

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Notes to the unaudited financial statements

SEPTEMBER 30, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Bitmis Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 6, 2016. We operate in the business of consulting in Thailand. Our company provides business consulting services to entities and individuals in Thailand. We offer the following set of services: marketing research, investment portfolio formation, crediting, tax planning, obtaining the certificate of the Board of Investment of Thailand (BOI), legal services. Our office location is Unit No. 5784, 152 Chartered Square Building, 212/19, 10500 Bangkok, Thailand.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $29,826 of cash as of September 30, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of PC and related equipment is 2 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

SEPTEMBER 30, 2017

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the three months ended September 30, 2017 the Company has generated revenue of $17,650.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2017 were no differences between our comprehensive loss and net loss.

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

Note 4 – LOAN FROM DIRECTOR

As of September 30, 2017, our sole director has loaned to the Company $3,541. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $3,541 as of September 30, 2017 and $2,041 as of June 30, 2017.

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

BITMIS CORP.

Notes to the unaudited financial statements

SEPTEMBER 30, 2017

In June 2017, the Company issued 265,000 shares of common stock for cash proceeds of $5,300 at $0.02 per share.

There were 6,250,750 shares of common stock issued and outstanding as of September 30, 2017.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Anna Varlamova, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal office address is located at Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500. Our telephone number is (702) 605-0123. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We have generated $3,500 of revenue. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

RESULTS OF OPERATION

Results of Operations for the three months ended September 30, 2017 and 2016:

Revenue and cost of goods sold

For the three months ended September 30, 2017 and 2016 the Company generated total revenue of $17,650 and $1,500 from selling consulting services.

Operating expenses

Total operating expenses for the three months ended September 30, 2017 and 2016 were $15,752 and $5,514. The operating expenses for the three months ended September 30, 2017 included accounting fees of $3,000; depreciation of $400; bank charges of $30; consulting fees of $9,300; regulatory filing fees of $1,522 and legal fees of $1,500.

Net Income/Loss

The net income/loss for the three months ended September 30, 2017 and 2016 was income $1,234 and loss $4,014 respectively.

Liquidity and capital resources

As at September 30, 2017, our total assets were $32,351 ($40,603 as of June 30, 2017). Total assets were comprised of $29,826 in current assets and $2,525 in fixed assets.

As at September 30, 2017, our total liabilities were $4,205 ($13,691 as of June 30, 2017) and Stockholders’ equity was $28,146 (equity of $26,912 as of June 30, 2017).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended September 30, 2017 net cash flows used in operating activities was $9,352 and $4,014 for the three months ended September 30, 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended September 30, 2017 and 2016 we used $300 and $0 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended September 30, 2017 net cash flows generated by financing activities was $1,500 and $1,000 for the three months ended September 30, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive, Financial and Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City Bangkok, Thailand, on November 20, 2017.

BITMIS CORP.

By:	/s/	Anna Varlamova
	Name:	Anna Varlamova
	Title:	President, treasurer, secretary and director
(Principal Executive, Financial and Accounting Officer)