Form 10-Q
period 2018-03-31
BITMIS CORP.
filed 2018-05-14
CIK 1678848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,250,750 common shares issued and outstanding as of March 31, 2018.

Bitmis Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

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

BITMIS CORP.

Balance sheets

MARCH 31, 2018

(Unaudited)

ASSETS	March 31, 2018	June 30, 2017
Current Assets
Cash and cash equivalents	$21,435	37,978
Total Current Assets	21,435	37,978

Fixed Assets
Equipment, net	$4,413	2,625
Total Fixed Assets	4,413	2,625

Total Assets	$25,848	40,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	3,000
Customers Deposit	-	8,650
Related Party Loans	3,541	2,041
Total Current Liabilities	$3,541	13,691

Non-current Liabilities
Deferred Tax Liability	664	-
Total Non-current Liabilities	$664	-

Total Liabilities	$4,205	13,691

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding	6,251	6,251
Additional paid in capital	23,765	23,765
Accumulated income (deficit)	(8,373)	(3,104)
Total Stockholder’s Equity	21,643	26,912

Total Liabilities and Stockholder’s Equity	$25,848	40,603

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of operations

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017	Nine months ended March 31, 2018	Nine months ended March 31, 2017

REVENUES	$-	4,000	17,650	7,500
Gross Profit	-	4,000	17,650	7,500

OPERATING EXPENSES
General and Administrative Expenses	2,527	1,196	22,919	7,901
TOTAL OPERATING EXPENSES	(2,527)	(1,196)	(22,919)	(7,901)

NET INCOME (LOSS) FROM OPERATIONS	(2,527)	2,809	(5,269)	(401)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,527)	2,809	(5,269)	(401)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	(0.00)	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,750	5,000,000	6,250,750	5,000,000

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of cash flows

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Nine months ended March 31, 2018	Nine months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$ (5,269)	$ (401)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in Depreciation	531	-
Decrease in Accounts Payable	(3,000)	-
Decrease in Customers Deposit	(8,650)	-
Income Taxes	664	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,724)	(401)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,319)	(3,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(2,319)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	1,500	1,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,500	1,000

NET INCREASE IN CASH	(16,543)	(2,401)

Cash, beginning of period	37,978	5,100

Cash, end of period	$ 21,435	$ 2,699

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Notes to the unaudited financial statements

MARCH 31, 2018

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

The results for the three months ended March 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended June 30, 2017, filed with the Securities and Exchange Commission.

 The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $21,435 of cash as of March 31, 2018.

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

MARCH 31, 2018

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the quarter ended March 31, 2018. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as of March 31, 2018.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2018 were no differences between our comprehensive loss and net loss.

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

Note 4 – LOAN FROM DIRECTOR

As of March 31, 2018, our sole director has loaned to the Company $3,541. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $3,541 as of March 31, 2018 and $2,041 as of June 30, 2017.

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

MARCH 31, 2018

In June 2017, the Company issued 265,000 shares of common stock for cash proceeds of $5,300 at $0.02 per share.

There were 6,250,750 shares of common stock issued and outstanding as of March 31, 2018.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Anna Varlamova, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

Results of Operations for the three and nine months ended March 31, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended March 31, 2018 and 2017 the Company generated total revenue of $0 and $4,000 from selling consulting services.

For the nine months ended March 31, 2018 and 2017 the Company generated total revenue of $17,650 and $7,500 from selling consulting services.

Operating expenses

Total operating expenses for the three months ended March 31, 2018 and 2017 were $2,527 and $1,196. Total operating expenses for the nine months ended March 31, 2018 and 2017 were $22,919 and $7,901.

Net Income/Loss

The net income/loss for the three months ended March 31, 2018 and 2017 were loss $2,527 and income $2,809 respectively.

The net income/loss for the nine months ended March 31, 2018 and 2017 were loss $5,269 and loss $401 respectively.

Liquidity and capital resources

As at March 31, 2018, our total assets were $25,848 ($40,603 as of June 30, 2017). Total assets were comprised of $21,435 in current assets and $4,413 in fixed assets.

As at March 31, 2018, our total liabilities were $4,205 ($13,691 as of June 30, 2017) and Stockholders’ equity was $21,643 (equity of $26,912 as of June 30, 2017).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended March 31, 2018 net cash flows used in operating activities was $15,724 and $401 for the nine months ended March 31, 2017.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2018 and 2017 we used $2,319 and $3,000 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2018 net cash flows generated by financing activities was $1,500 and $1,000 for the nine months ended March 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City Bangkok, Thailand, on May 14, 2018.

BITMIS CORP.

By:	/s/	Anna Varlamova
	Name:	Anna Varlamova
	Title:	President, treasurer, secretary and director
(Principal Executive, Financial and Accounting Officer)