Form 10-K
period 2018-06-30
BITMIS CORP.
filed 2019-01-29
CIK 1678848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-214469

BITMIS CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-1310024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand	10500
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(702) 605-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
6,250,750 common shares as of January 24, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

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

Our principal office address is located at Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500. Our telephone number is (702) 605-0123. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We have generated $17,650 in revenue during the year ended June 30, 2018. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

As of June 30, 2018, no shares of our common stock have traded

Number of Holders

As of June 30, 2018, the 6,250,750 issued and outstanding shares of common stock were held by a total of 35 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2018 and 2017.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 28, 2017, the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

In April 2018, the Company issued 820,000 shares of common stock for cash proceeds of $16,401 at $0.02 per share.

In May 2018, the Company issued 165,750 shares of common stock for cash proceeds of $3,315 at $0.02 per share.

In June 2018, the Company issued 265,000 shares of common stock for cash proceeds of $5,300 at $0.02 per share.

There were 6,250,750 shares of common stock issued and outstanding as of June 30, 2018.

Purchase of our Equity Securities by Officers and Directors

On June 28, 2017, the Company offered and sold 5,000,000 restricted shares of common stock to our president and director, Anna Varlamova, for a purchase price of $0.001 per share, for aggregate offering proceeds of $5,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

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

Results of Operations for the year ended June 30, 2018 and June 30, 2017:

Revenue

For the year ended June 30, 2018 and June 30, 2017 the Company generated total revenue of $17,650 and $10,500 respectively; and $0 from selling products to the customer.

Operating expenses

Total operating expenses for the year ended June 30, 2018 and June 30, 2017 were $22,967and $12,663.

Net Loss

The net loss for the year ended June 30, 2018 and June 30, 2017 was $8,107 and $2,163 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2018, the Company had cash of $19,328 ($37,978 as of June 30, 2017). Furthermore, the Company had a stockholder's equity of $18,805 ($26,912 as of June 30, 2017). The decrease in stockholder's equity is attributed to scale of business activities.

During the year ended June 30, 2018, the Company used $15,600 of cash in operating activities due to its net loss (8,107) and decrease in customers deposit of $8,650, decrease in accounts payable of $(2,901), increase in related party loans of $1,500 and depreciation expense 2,558.

During the year ended June 30, 2018 the Company used $(3,050) of cash in investing activities.  During the year ended June 30, 2017 the Company used $(3,000) of cash in investing activities.

During the year ended June 30, 2018, the Company have not generated cash in financing activities. During the year ended June 30, 2017, the Company have generated $26,016 of cash in financing activities.

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

BITMIS CORP.

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bitmis Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bitmis Corp. as of June 30, 2018 and 2017 and the related statements of operations, changes in stockholder’s equity/deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

January 16, 2019

BITMIS CORP.

Balance sheets

(Audited)

ASSETS	June 30, 2018	June 30, 2017
Current Assets
Cash and cash equivalents	$19,328	$ 37,978
Total Current Assets	19,328	37,978

Fixed Assets
Equipment, net	$3,118	$ 2,625
Total Fixed Assets	3,118	2,625

Total Assets	$22,445	$ 40,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$99	$ 3,000
Customers Deposit		8,650
Related Party Loans	3,541	2,041
Total Current Liabilities	3,640	13,691

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,750 shares issued and outstanding	6,251	6,251
Additional paid in capital	23,765	23,765
Accumulated deficit	(11,211)	(3,104)
Total Stockholder’s Equity	18,805	26,912

Total Liabilities and Stockholder’s Equity	$22,445	$ 40,603

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP(.

Statement of operations

(Audited)

	Year ended June 30, 2018	Year ended June 30, 2017

REVENUES	$17,650	10,500
COGs	2,700
Gross Profit	14,950	10,500

OPERATING EXPENSES
General and Administrative Expenses	25,757	12,663
TOTAL OPERATING EXPENSES	(8,107)	(12,663)

NET INCOME (LOSS) FROM OPERATIONS	(8,107)	(2,163)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(8,107)	(2,163)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,750	5,191,890

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of Changes in Stockholder’s Equity

AS OF JUNE 30, 2018

(Audited)

	Common Stock		Additional Paid-in		Total Stockholders’
	Shares	Amount	Capital	Retained Deficit	Equity

Inception, June 6, 2016	-	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share on June 28, 2016	5,000,000	5,000			5,000
Net loss for the period ended June 30, 2016	-	-	-	(941)	(941)
Balance Jule 30, 2016	5,000,000	5,000	-	(941)	$ 4,059
Shares issued for cash at $0.02 per share on April and May 2017	1,250,750	1,251	23,765	-	25,016

Net loss for the period ended June 30, 2017	-	-	-	(2,163)	(2,163)
Balance, June 30, 2017	6,250,750	$ 6,251	$ 23,765	$ (3,104)	$ 26,912

Net loss for the period ended June 30, 2018	-	-	-	(8,107)	(8,107)

Balance, June 30, 2018	6,250,750	$ 6,251	$ 23,765	$ (11,211)	$ 18,805

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of cash flows

YEAR ENDED JUNE 30, 2018

(Audited)

	Year ended June 30, 2018	Year ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (8,107)	$ (2,163)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in Depreciation	2,558	375
Increase in Accounts payable	(2,901)	3,000
Increase in Related party loans	1,500	-
Decrease in Customers Deposit	(8,650)	8,650
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,600)	9,862

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,050)	(3,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(3,050)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	25,016
Related Party Loans	-	1,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	26,016

NET INCREASE IN CASH	(18,650)	32,878

Cash, beginning of period	37,978	5,100

Cash, end of period	$ 19,328	$ 37,978

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Notes to the audited financial statements

JUNE 30, 2018

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Bitmis Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 6, 2017. We just recently started our operations. We intend to commence operations in the business of consulting in Thailand. Our company plans to provide business consulting services entities and individuals in Thailand. We offer the following set of services: investment portfolio formation, crediting, tax planning, obtaining the certificate of the Board of Investment of Thailand (BOI), legal services. Our office location is Unit No. 5784, 152 Chartered Square Building, 212/19, 10500 Bangkok, Thailand.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had accumulated deficit of $ 11,211 as of June 30, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $19,328 of cash as of June 30, 2018.

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

BITMIS CORP.

Notes to the audited financial statements

JUNE 30, 2018

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of June 30, 2018 the Company has generated revenue of $17,650.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2018 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

BITMIS CORP.

Notes to the unaudited financial statements

JUNE 30, 2018

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – LOAN FROM DIRECTOR

As of March 31, 2018, our sole director has loaned to the Company $3,541. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $3,541 as of June 30, 2018 and $2,041 as of June 30, 2017.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 28, 2017 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

In April 2018, the Company issued 820,000 shares of common stock for cash proceeds of $16,401 at $0.02 per share.

In May 2018, the Company issued 165,750 shares of common stock for cash proceeds of $3,315 at $0.02 per share.

In June 2018, the Company issued 265,000 shares of common stock for cash proceeds of $5,300 at $0.02 per share.

There were 6,250,750 shares of common stock issued and outstanding as of June 30, 2018.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Anna Varlamova, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued (January 16, 2019), and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of June 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at June 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Anna Varlamova Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500	29	President, treasurer, secretary and director (Principal Executive, Financial and Accounting Officer)

Anna Varlamova has acted as our President, Treasurer, Secretary and Director since we incorporated on June 6, 2017. Ms. Varlamova owns 79.99% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Varlamova was going to be our President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, and main member of our board of directors. Ms. Varlamova graduated from Rostov State University (Russia), Faculty of Economics in 2011. Since 2011 untill 2013 she worked as sales manager in “Nestle S.A.” From 2013 till 2015 she established her own business and developed net of cafe-bakereys “Pekarius” in Moscow. Since 2015 she has been working as independent business consultant in Thailand. Since 2015, she has been obtaining a MBA in Business Consulting (Bangkok School of Management). She studied investment opportunities, tax and legal regulations in Thailand. In January 2017 - February 2017, she had the training course, runed by the Institute of Law Practice Training of the Law Society of Thailand (90 hours). Ms. Varlamova consulted private investors and offered them her service as freelance independent business consultant. She was responsible for the searching of the investment opportunities in Thailand. For more than one year of practice on Thai consulting market, she developed her own approach to business consulting service in Thailand. We believe that Ms. Varlamova’s specific experience, qualifications and skills and more than 5 years of management experience will enable her to develop our business.

During the past ten years our President, Secretary, Treasurer and Director, Ms. Varlamova has not been the subject to any of the following events:

1.Any bankruptcy petition filed by or against any business of which Ms. Varlamova was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Varlamova’s involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of June 30, 2018:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Anna Varlamova, President, Secretary, Director and Treasurer	June 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of June 30, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Anna Varlamova	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Anna Varlamova Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500	5,000,000 shares of common stock (direct)	79.99%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of June 30, 2018, there were 6,250,750 shares of our common stock issued and outstanding.

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

On June 28, 2017, we issued a total of 5,000,000 shares of restricted common stock to Anna Varlamova, our president, treasurer, secretary and director in consideration of $5,000. Further, Ms. Varlamova has advanced funds to us. As of June 30, 2018, Ms. Varlamova has advanced to us $3,640. Ms. Varlamova will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Varlamova. Ms. Varlamova will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. There is no assurance that we will ever generate sufficient revenues from our operations. The obligation to Ms. Varlamova does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Varlamova or the repayment of the funds to Ms. Varlamova. The entire transaction was oral. We have a verbal agreement with Ms. Varlamova that, if necessary, she will loan the Company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2018, we incurred approximately $6,300 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2017 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2017, December 31, 2017, and March 31, 2018.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City Bangkok, Thailand, on January 29, 2019.

BITMIS CORP.

By:	/s/	Anna Varlamova
	Name:	Anna Varlamova
	Title:	President, treasurer, secretary and director
(Principal Executive, Financial and Accounting Officer)