Form 10-Q
period 2018-09-30
BITMIS CORP.
filed 2019-02-27
CIK 1678848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,250,750 common shares issued and outstanding as of September 30, 2018.

Bitmis Corp.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Bitmis Corp. (“the Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

BITMIS CORP.

Balance sheets

SEPTEMBER 30, 2018

(Unaudited)

ASSETS	September 30, 2018	June 30, 2018
Current Assets
Cash and cash equivalents	$15,751	19,328
Total Current Assets	15,751	19,328

Fixed Assets
Equipment, net	$2,360	3,118
Total Fixed Assets	2,360	3,118

Total Assets	$18,111	22,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$99	99
Customers Deposit	-	-
Related Party Loans	3,541	3,541
Total Current Liabilities	$3,640	3,640

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding	6,251	6,251
Additional paid in capital	23,765	23,765
Accumulated income (deficit)	(15,545)	(11,211)
Total Stockholder’s Equity	14,471	18,805

Total Liabilities and Stockholder’s Equity	$18,111	22,445

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of operations

THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017

REVENUES	$-	17,650
Gross Profit	-	17,650

OPERATING EXPENSES
General and Administrative Expenses	4,335	15,752
TOTAL OPERATING EXPENSES	(4,335)	(15,752)

NET INCOME (LOSS) FROM OPERATIONS	(4,335)	1,898

PROVISION FOR INCOME TAXES	-	664

NET INCOME (LOSS)	$(4,335)	1,234

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,750	6,250,750

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of cash flows

THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$ (4,335)	$ (1,234)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in Depreciation	758	400
Decrease in Accounts Payable	-	(3,000)
Decrease in Customers Deposit	-	(8,650)
Income Taxes	-	664
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,577)	(9,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(300)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(300)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	1,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	1,500

NET INCREASE IN CASH	(3,577)	(8,152)

Cash, beginning of period	19,328	37,978

Cash, end of period	$ 15,751	$ 29,826

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Notes to the unaudited financial statements

SEPTEMBER 30, 2018

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

The results for the three months ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended June 30, 2018, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018 and for the related periods presented.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had accumulated deficit of $ 15,545 as of September 30, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $15,751 of cash as of September 30, 2018.

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

SEPTEMBER 30, 2018

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of September 30, 2018 the Company has generated revenue of $17,650.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2018 were no differences between our comprehensive loss and net loss.

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

Note 4 – LOAN FROM DIRECTOR

As of September 30, 2018, our sole director has loaned to the Company $3,541. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $3,541 as of September 30, 2018.

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

There were 6,250,750 shares of common stock issued and outstanding as of September 30, 2018.

BITMIS CORP.

Notes to the unaudited financial statements

SEPTEMBER 30, 2018

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Anna Varlamova, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

Results of Operations for the three months ended September 30, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended September 30, 2018 and 2017 the Company generated total revenue of $0 and $17,650 from selling consulting services.

Operating expenses

Total operating expenses for the three months ended September 30, 2018 and 2017 were $4,335 and $15,752.

Net Income/Loss

The net income/loss for the three months ended September 30, 2018 and 2017 were loss $4,335 and income $1,234 respectively.

Liquidity and capital resources

As at September 30, 2018, our total assets were $18,111.  Total assets were comprised of $15,751 in current assets and $2,360 in fixed assets.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended September 30, 2018 net cash flows used in operating activities was $3,577 and $9,352 for the three months ended September 30, 2017.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended September 30, 2018 and 2017 we used $0and $(300) of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended September 30, 2018 and 2017 net cash flows generated by financing activities was $0 and $1,500.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City Bangkok, Thailand, on February 27, 2019.

BITMIS CORP.

By:	/s/	Anna Varlamova
	Name:	Anna Varlamova
	Title:	President, treasurer, secretary and director
(Principal Executive, Financial and Accounting Officer)