Form 10-K
period 2019-06-30
BITMIS CORP.
filed 2019-08-26
CIK 1678848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-214469

BITMIS CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-1310024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand	10500
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(702) 605-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
6,250,750 common shares as of June 30, 2019.

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

Our principal office address is located at Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500. Our telephone number is (702) 605-0123. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We have not generated any revenue during the year ended June 30, 2019. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

As of June 30, 2019, no shares of our common stock have traded

Number of Holders

As of June 30, 2019, the 6,250,750 issued and outstanding shares of common stock were held by a total of 35 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2019 and 2018.

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

There were 6,250,750 shares of common stock issued and outstanding as of June 30,2019.

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

Results of Operations for the year ended June 30, 2019 and June 30, 2018:

Revenue

For the year ended June 30, 2019 the Company have not generated any revenue and June 30, 2018 the Company generated total revenue of $17,650 and $0 from selling products to the customer.

Operating expenses

Total operating expenses for the year ended June 30, 2019 and June 30, 2018 were $21,783 and $23,057.

Net Loss

The net loss for the year ended June 30, 2019 and June 30, 2018 was $21,783 and $23,057 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2019, the Company had cash of $747 ($19,328 as of June 30, 2018). Furthermore, the Company had a stockholder's deficit of $2,977 as of June 30, 2019 (stockholder's equity of $18,805 as of June 30, 2018). The decrease in stockholder's equity is attributed to scale of business activities.

During the year ended June 30, 2019, the Company used $21,236 of cash in operating activities due to its net loss $(21,783) and increase in customers deposit of $1,350, decrease in accounts payable of $1,068, decrease in related party loans of $829. During the year ended June 30, 2018, the Company used $15,600 of cash in operating activities due to its net loss $8,107 and decrease in customers deposit of $8,650, decrease in accounts payable of $(2,901), increase in related party loans of $1,500, increase in depreciation of $2,558.

During the year ended June 30, 2019 the Company used $(2,655) of cash in investing activities.  During the year ended June 30, 2018 the Company used $(3,050) of cash in investing activities.

During the year ended June 30, 2019 and 2018, the Company have not generated cash in financing activities.

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

Item 8. Financial Statements and Supplementary Data

BITMIS CORP.

FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND  2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bitmis Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bitmis Corp. as of June 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ equity/deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

Seattle, Washington

August 23, 2019

BITMIS CORP.

Balance sheets

 (Audited)

ASSETS	June 30, 2019	June 30, 2018
Current Assets
Cash and cash equivalents	$747	$ 19,328

Other Current Assets
Prepaid Expense	1,350	-
Total Current Assets	2,097	19,328

Fixed Assets
Equipment, net	$463	$ 3,118
Total Fixed Assets	463	3,118

Total Assets	$2,560	$ 22,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$1,166	$ 99
Customers Deposit		-
Related Party Loans	4,370	3,541
Total Current Liabilities	5,537	3,640

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,750 shares issued and outstanding	6,251	6,251
Additional paid in capital	23,765	23,765
Accumulated deficit	(32,993)	(11,211)
Total Stockholder’s Equity	(2,977)	18,805

Total Liabilities and Stockholder’s Equity	$2,560	$ 22,445

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP(.

Statement of operations

 (Audited)

	Year ended June 30, 2019	Year ended June 30, 2018

REVENUES	$-	17,650
COGs	-	1,350
Gross Profit	-	14,950

OPERATING EXPENSES
General and Administrative Expenses	21,783	23,057
TOTAL OPERATING EXPENSES	21,783	(8,107)

NET INCOME (LOSS) FROM OPERATIONS	(21,783)	(8,107)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(21,783)	(8,107)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,750	6,250,750

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of Changes in Stockholder’s Equity

AS OF JUNE 30, 2019

(Audited)

	Common Stock		Additional Paid-in		Total Stockholders’
	Shares	Amount	Capital	Retained Deficit	Equity

Inception, June 6, 2016	-	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share on June 28, 2016	5,000,000	5,000			5,000
Net loss for the period ended June 30, 2016	-	-	-	(941)	(941)
Balance Jule 30, 2016	5,000,000	5,000	-	(941)	$ 4,059
Shares issued for cash at $0.02 per share on April and May 2017	1,250,750	1,251	23,765	-	25,016

Net loss for the period ended June 30, 2017	-	-	-	(2,163)	(2,163)
Balance, June 30, 2017	6,250,750	$ 6,251	$ 23,765	$ (3,104)	$ 26,912

Net loss for the period ended June 30, 2018	-	-	-	(8,107)	(8,107)

Balance, June 30, 2018	6,250,750	$ 6,251	$ 23,765	$ (11,211)	$ 18,805

Net loss for the period ended June 30, 2019	-	-	-	(21,783)	(21,783)

Balance, June 30, 2019	6,250,750	$6,251	$23,765	(32,993)	(2,977)

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Statement of cash flows

YEAR ENDED JUNE 30, 2019

(Audited)

	Year ended June 30, 2019	Year ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (21,783)	$ (8,107)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in Depreciation	-	2,558
Increase in Accounts payable	1,068	(2,901)
Increase in Related party loans	829	1,500
Decrease in Customers Deposit	(1,350)	(8,650)
CASH FLOWS USED IN OPERATING ACTIVITIES	(21,236)	(15,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,655)	(3,050)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(2,655)	(3,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Related Party Loans	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	(18,581)	(18,650)

Cash, beginning of period	19,328	37,978

Cash, end of period	$ 747	$ 19,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

Notes to the audited financial statements

JUNE 30, 2019

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had accumulated deficit of $ 32,993 as of June 30, 2019.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $747 of cash as of June 30, 2019.

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

JUNE 30, 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of June 30, 2019 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2019 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

BITMIS CORP.

Notes to the audited financial statements

JUNE 30, 2019

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – LOAN FROM DIRECTOR

As of March 31, 2019, our sole director has loaned to the Company $4,370. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $4,370 as of June 30, 2019 and $3,541 as of June 30, 2018.

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

There were 6,250,750 shares of common stock issued and outstanding as of June 30,2019.

Note 6 – FIXED ASSETS

We currently have two assets that have useful life set up at 24 months: Apple AirPort Time Capsule (Storage) and Apple iMac Retina 5K 27" (PC). Net fixed assets as of year ended June 30, 2018 and as of year ended June 30, 2019 was $3,118 and $463 respectively. Depreciation expenses for the year ended June 30, 2018 and year ended June 30, 2019 amounted to $2,558 and $2,665, respectively.

Note 6 – PREPAID EXPENSES

As of June 30, 2019, prepaid expenses were $1,350. Prepaid expense consists of prepaid auditor fees related to this audit.

Note 7 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Anna Varlamova, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements (August 23, 2019) were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

2.

We did not maintain appropriate cash controls – As of June 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at June 30, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of June 30, 2019:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Anna Varlamova, President, Secretary, Director and Treasurer	June 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of June 30, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Anna Varlamova	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Anna Varlamova Unit No. 5784, 152 Chartered Square Building, 212/19, Bangkok, Thailand 10500	5,000,000 shares of common stock (direct)	79.99%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of June 30, 2019, there were 6,250,750 shares of our common stock issued and outstanding.

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

On June 28, 2017, we issued a total of 5,000,000 shares of restricted common stock to Anna Varlamova, our president, treasurer, secretary and director in consideration of $5,000. Further, Ms. Varlamova has advanced funds to us. As of June 30, 2019, Ms. Varlamova has advanced to us $4,370. Ms. Varlamova will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Varlamova. Ms. Varlamova will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. There is no assurance that we will ever generate sufficient revenues from our operations. The obligation to Ms. Varlamova does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Varlamova or the repayment of the funds to Ms. Varlamova. The entire transaction was oral. We have a verbal agreement with Ms. Varlamova that, if necessary, she will loan the Company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2019, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2018 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2018, December 31, 2018, and March 31, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City Bangkok, Thailand, on August 26, 2019.

BITMIS CORP.

By:	/s/	Anna Varlamova
	Name:	Anna Varlamova
	Title:	President, treasurer, secretary and director
(Principal Executive, Financial and Accounting Officer)