Form 10-Q
period 2020-03-31
BITMIS CORP.
filed 2020-07-06
CIK 1678848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ____

Commission file number 333-214469

BITMIS CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

Nevada	98-1310024
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1306, The Pinnacle, No17 Zhujiang West Road, Zhujiang New Town,
Tianhe District, Guangzhou, China 510623

(Address of principal executive offices, Zip Code)

(86) 20-3820-6006

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of July 2, 2020, 6,250,750 common shares are issued and outstanding.

BITMIS CORP.

QUARTERLY REPORT ON FORM 10-Q

i

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER.

On May 14, 2020 we filed a Current Report on Form 8-K (“Form 8-K”) in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (the “Relief Order”). By way of filing the Form 8-K, we, among other things, extended the time of filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2020 (“Form 10-Q”), until no later than June 29, 2020 in reliance on the Relief Order. The Form 8-K disclosed the reasons that the Form 10-Q could not be timely filed.

Bitmis Corp. (the “Company”) is relying on the SEC Order to delay the filing of its quarterly report on Form 10-Q for the quarter ended March 31, 2020, or the Quarterly Report, due to circumstances related to the COVID-19 pandemic. We were headquartered in Bangkok, Thailand until February 24, 2020 and currently we are headquartered in Guangzhou, China. Both Thailand and China have been affected by COVID-19, resulting in quarantines, travel restrictions, and the temporary closure of office buildings and facilities. The Company has been following the orders of local government and health authorities to minimize exposure risk for its employees and business partners, including the closures of its offices, having employees work remotely, and following quarantine and travel restrictions. As a result, the Company’s books and records were not easily accessible, resulting in a delay in the preparation, review and completion of the Company’s financial statements for the Quarterly Report. Due to these disruptions, the Company is unable to timely file its Quarterly Report, originally due on May 15, 2020.

ii

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

BITMIS CORP.

CONDENSED BALANCE SHEETS

(In U.S. dollars)

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$747
Prepaid expense	-	1,350
Total Current Assets	(26)	2,097

Fixed Assets
Equipment, net	80	463
Total Fixed Assets	80	463

Total Assets	$80	$2,560

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$1,914	$1,166
Bank overdraft	26	-
Related party loans	-	4,370
Total Current Liabilities	1,940	5,537

Stockholder’s (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,750 shares issued and outstanding as of March 31, 2020 and June 30, 2019	6,251	6,251
Additional paid in capital	31,331	23,765
(Deficit)	(39,442)	(32,993)
Total Stockholder’s (Deficit)	(1,860)	(2,977)

Total Liabilities and Stockholder’s Equity	$80	2,560

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In U.S. dollars)

	Three months ended March 31, 2020		Three months ended March 31, 2019	Nine Months ended March 31, 2020	Nine months ended March 31, 2019
REVENUES		$-	$-	$-	$-
Gross Profit		-	-	-	-
OPERATING EXPENSES
General and Administrative Expenses		-	4,768	6,449	18,673
TOTAL OPERATING EXPENSES		-	(4,768)	(6,449)	(18,673)
NET INCOME (LOSS) FROM OPERATIONS			(4,768)	(6,449)	(18,673)
PROVISION FOR INCOME TAXES		-	-	-	-
NET (LOSS)	$		$(4,768)	$(6,449)	$(18,673)
(LOSS) PER SHARE: BASIC AND DILUTED		$(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		6,250,750	6,250,750	6,250,750	6,250,750

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)
(In U.S. dollars)

	Common Stock		Additional Paid-in		Total Stockholder’s
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance, June 30, 2018	6,250,750	$6,251	$23,765	$(11,211)	$18,805

Net (loss)	-	-	-	(18,673)	(18,673)
Balance, March 31, 2019	6,250,750	$6,251	$23,765	$(29,884)	$132

Balance, December 31, 2019	6,250,750	$6,251	$23,765	$(32,993)	$(2,997)

Additional capital contribution	-	-	6,566	-	-

Net (loss)	-	-	-	(6,449)	(6,449)
Balance, March 31, 2020	6,250,750	$6,251	$31,331	$(39,442)	$(9,426)

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

	Nine months ended March 31, 2020	Nine months ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(6,449)	$(18,673)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	381	2,273
Change in operating assets and liabilities
Accounts payable	747	570
Prepaid expenses	1,351	(2,700)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(3,970)	(18,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	26	-
Capital contribution	3,197	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,223	-

NET INCRASE IN CASH	(747)	(18,530)
Cash, beginning of period	747	19,328
Cash, end of period	$-	$798

SUPPLMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND BUSINESS

Bitmis Corp. (“the Company”, “we”, “us” or “our”) was founded in the State of Nevada on June 6, 2016. The Company originally intended to commence operations in the business of consulting in Thailand but it was not successful. On February 24, 2020, Anna Varlamova, the president, treasurer, secretary and director of Bitmis Corp. sold 5,000,000 shares of the Company’s common stock, representing 80% of the total issued and outstanding shares of common stock of the Company, in a private transaction (the “Transaction”) to Li Wen Chen, Bi Feng Zhao, Heng Jian Yang, Kin Chiu Leung, Jin Jia Mai and Zhong Xiong Chen for an aggregate purchase price of $395,000 (the “Purchase Price”).  Li Wen Chen, Bi Feng Zhao, Heng Jian Yang, Kin Chiu Leung, Jin Jia Mai and Zhong Xiong Chen (collectively, the “Purchasers”) purchased, respectively, 1,250,000 shares, 1,000,000 shares, 1,000,000 shares, 750,000 shares, 500,000 shares and 500,000 shares of the common stock of the Company from Anna Varlamova. The share ownership of Li Wen Chen, Bi Feng Zhao, Heng Jian Yang, Kin Chiu Leung, Jin Jia Mai and Zhong Xiong Chen represents, respectively, 20%, 16%, 16%, 12%, 8% and 8% of the total issued and outstanding shares of common stock of the Company.

Currently, the Company is exploring opportunities of integrating the traditional and new industries in China. The Company will target them in regional market and national market in China to introduce new technologies, new products, and advanced management concepts to hospitality, biotechnology pharmaceutical and mining industries through mergers and acquisitions.

The results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for the related periods presented.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread all over China and many other countries in the world. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.

The Company’s business and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted the Company’s abilities to visit and meet clients in China for potential merger and acquisition projects.

The global economy has also been materially negatively affected by COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which could seriously affect people’s investment desires in China and internationally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

Note 2 – GOING CONCERN

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and interim financial information pursuant to the rules of the Securities and Exchange Commission (the “SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2019, which was filed on August 23, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of equipment is 4 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets for identical assets and liabilities;

Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with ASC-605, “Revenue Recognition”, ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of March 31, 2020 the Company has not generated any revenue.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2020 and 2019, there were no differences between our comprehensive loss and net loss.

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

Note 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 28, 2017 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

There were 6,250,750 shares of common stock issued and outstanding as of March 31, 2020 and June 30, 2019.

Note 5 – COMMITMENTS AND CONTINGENCIES

Our CFO and director, Liwen Chen, agreed to provide her own premise for our office needs. She did not charge any fee for the premise, it is for free use from February, 2020 to the end of March, 2020 only.

Note 6 – SUBSEQUENT EVENTS

After the close of the quarter to which these financial statements relate, the Company experienced (and continues to experience) significant adverse impacts of novel coronavirus (COVID-19) and the related public health orders. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted the Company’s abilities to visit and meet clients in China for potential merger and acquisition projects.

The global economy has also been materially negatively affected by COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which could seriously affect people’s investment desires in China and internationally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Form 10-K”).

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2019 Form 10-K.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Bitmis Corp. (“the Company”, “we”, “us” or “our”) was founded in the State of Nevada on June 6, 2016. The Company originally intended to commence operations in the business of consulting in Thailand but it was not successful. On February 24, 2020, Anna Varlamova, the president, treasurer, secretary and director of Bitmis Corp. (the “Company”) sold 5,000,000 shares of the Company’s common stock, representing 80% of the total issued and outstanding shares of common stock of the Company, in a private transaction (the “Transaction”) to Li Wen Chen, Bi Feng Zhao, Heng Jian Yang, Kin Chiu Leung, Jin Jia Mai and Zhong Xiong Chen for an aggregate purchase price of $395,000 (the “Purchase Price”). Li Wen Chen, Bi Feng Zhao, Heng Jian Yang, Kin Chiu Leung, Jin Jia Mai and Zhong Xiong Chen (collectively, the “Purchasers”) purchased, respectively, 1,250,000 shares, 1,000,000 shares, 1,000,000 shares, 750,000 shares, 500,000 shares and 500,000 shares of the common stock of the Company from Anna Varlamova. The share ownership of Li Wen Chen, Bi Feng Zhao, Heng Jian Yang, Kin Chiu Leung, Jin Jia Mai and Zhong Xiong Chen represents, respectively, 20%, 16%, 16%, 12%, 8% and 8% of the total issued and outstanding shares of common stock of the Company.

Currently, the Company is exploring opportunities of integrating the traditional and new industries in China. The Company will target them in regional market and national market in China to introduce new technologies, new products, and advanced management concepts to hospitality, biotechnology pharmaceutical and mining industries through mergers and acquisitions.

Our principal office address is located at Room 1306, The Pinnacle, No.17 Zhujiang West Road, Zhujiang New Town, Tianhe District, Guangzhou, China. Our telephone number is (86)-20-3820-6006. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We have not generated any revenue to date. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

We are exploring business opportunities in the following areas in China:

Sandstone Resources

With China’s large-scale infrastructure construction, the demand for sand and gravel are increasing rapidly. Our management team collectively has extensive experience in the related field and is familiar with the industry’s business, operating processes, market dynamics, trends, and directions. We plan to build a one-stop operation from mining, procurement, transportation, and sales of sandstone.

Biotechnology pharmaceutical industry

Considering current events and development in the health care area in the world, the Company believes there is an increasing demand in the biotech pharmaceutical industry and is looking to invest and explore various scientific research and technology in the relevant areas. We are looking at prospects that have leading scientific research technology and products with good efficacy and from food or herb extractions without synthetic chemical ingredients.

Catering Chain

Our management team has extensive experience in the catering industry and plan to bring innovative and stylish business and management model into catering business to set sail new shops and introduce multiple brands, multiple product types with a multi-pronged approach.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread all over China and many other countries in the world. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.

The Company’s business and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 have impacted the Company’s abilities to visit and meet clients in China for potential merger and acquisition projects.

The global economy has also been materially negatively affected by COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Chinese and global growth forecast is extremely uncertain, which could seriously affect people’s investment desires in China and internationally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

Employees Identification of Certain Significant Employees

We are a start-up company and currently have four employees - our president, CEO, CFO and treasurer, secretary. We intend to hire employees on an as needed basis.

Offices

Our principal business office is located at Room 1306, The Pinnacle, No17 ZhujiangWest Road, Zhujiang New Town, Tianhe District, Guangzhou, China. We pay the rent of US$5,634 to the owner of the office. Our telephone number is (86)-20-38206006.

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2020 and 2019:

Revenue and cost of goods sold

For the three and nine months ended March 31, 2020 and 2019 the Company has not generated any revenue.

Operating expenses

Total operating expenses for the three months ended March 31, 2020 and 2019 were $0 and $4,768, respectively. Total operating expenses for the nine months ended March 31, 2020 and 2019 were $6,449 and $18,673, respectively.

Net Income/Loss

The net loss for the three months ended March 31, 2020 and 2019 were loss $0 and $4,768, respectively; The net loss for the nine months ended March 31, 2020 and 2019 were $6,449 and $18,673, respectively.

Liquidity and capital resources

As at March 31, 2020, our total assets were $80.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended March 31, 2020, net cash flows used in operating activities was $(3,969) and $(18,530) for the nine months ended March 31, 2019.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2020 and 2019, we used $0 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2020 and 2019, net cash flows generated by financing activities was $3,223 and $0, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Guangzhou, CHINA on July 6, 2020.

BITMIS CORP.

By:	/s/ Bi Feng Zhao
Bi Feng Zhao
Chief Executive Officer
(Principal Executive Officer)

July 6, 2020

By:	/s/ Li Wen Chen
Li Wen Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

July 6, 2020