Form 10-Q
period 2022-09-30
BITMIS CORP.
filed 2023-01-27
CIK 1678848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

400 Blake Street, Suite 3401
New Haven, Connecticut 06515

(Address of principal executive offices, Zip Code)

(646) 768-8417

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

As of January 20, 2023, there were 7,250,750 common shares are issued and outstanding.

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

BITMIS CORP.

CONDENSED BALANCE SHEETS

(In U.S. dollars)

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$-	$1,914
Related party loans	-	7,358
Total Current Liabilities	-	9,272

Total Liabilities	-	9,272

Stockholder’s Deficit:
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding	$10,000	$-
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,750 shares issued and outstanding as of March 31, 2020 and June 30, 2019	6,251	6,251
Additional paid in capital	56,230	31,357
Accumulated deficit	(56,230)	(46,880)
Total Stockholder’s Deficit	-	(9,272)

Total Liabilities and Stockholder’s Deficit	$-	-

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In U.S. dollars)

Three months ended September 30, 2022
REVENUES	$-
Gross Profit	-
OPERATING EXPENSES
General and Administrative Expenses	9,350
TOTAL OPERATING EXPENSES	9,350
NET LOSS FROM OPERATIONS
PROVISION FOR INCOME TAXES	-
NET LOSS	$9,350
LOSS PER SHARE: BASIC AND DILUTED	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,750

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)
(In U.S. dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	deficit	(Deficit)
Balance, June 30, 2022	6,250,750	6,251	31,357	(46,880)	(9,272)
Net loss				(9,350)	(9,350)

Liabilities assumed by shareholders			18,622		18,622
Balance, September 30, 2022	6,250,750	6,251	49,979	(56,230)	-

See accompanying notes, which are an integral part of these financial statements

BITMIS CORP.

CONDENSED  STATEMENT OF CASH FLOWS

(Unaudited)

(In U.S. dollars)

Three months ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,350)
Adjustments to reconcile net loss to net cash (used in) operating activities
Change in operating assets and liabilities
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(9,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	9,350
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,350

NET INCRASE IN CASH
Cash, beginning of period	-
Cash, end of period	$-

SUPPLMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

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

Note 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of Septembe3 30, 2022, the Company had a working capital deficit of $nil, due to liabilities assumed by the shareholder (please see note 4 for more details) and an accumulated deficit of $56,230.

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

NOTE 4 – RELATED PARTY NOTES PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

On September 22, 2022, as a result of a private transaction 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of Bitmis Corp., a Nevada corporation (the “Company”), were transferred from Custodian Ventures LLC, a Wyoming limited liability company, to Yuan Xiaoyan (the “Purchaser”). The transaction contemplated in the SPA closed on the same day (the “Closing”) subject to certain post-closing delivery as set forth in the SPA. In connection with the SPA, on the same day, the Company and Custodian agreed that the liabilities would fully assumed by Custodian, as of September 22, 2022, with amount of $18,622 as part of the transaction terms.

As of September 30 and June 30, 2022, the company had nil and $1,914 in accounts payable. Besides, as of September 30 and June 30, 2022, the Company had nil and $7,358 in interest- free related party loans.

Note 5 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were 6,250,750 shares of common stock issued and outstanding as of September 30, 2022.

Additionally, the Company’s issued capital stock of Preferred Shares consists of 10,000,000 shares of Series A Preferred stock was issued to Custodian Ventures, LLC on July 20, 2022 as compensation for the funding it has provided to the Company.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2022.

Note 7 – SUBSEQUENT EVENT

On December 30, 2022, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Cambell International Holding Limited (“Cambell International”), a limited liability company incorporated in British Virgin Islands on September 23, 2020 and (ii) the shareholders of Cambell International (the “Cambell Shareholders”) to acquire all the issued and outstanding capital stock of Cambell International in exchange for the issuance to the Cambell Shareholders of an aggregate of 1,000,000 shares (the “Shares”) of the Company’s common stock and the transfer by Ms. Xiaoyan to the Cambell Shareholders of 9,000,000 shares of our Series A Preferred Stock owned by her (“Reverse Acquisition”). The Reverse Acquisition was closed on December 30, 2022.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Form 10-K”).

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

OVERVIEW

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

The Company’s business and results of operations were adversely affected and continued to be adversely affected by the COVID-19 pandemic. Quarantines, travel restrictions, shelter-in-place and other restrictions related to COVID-19 impacted the Company’s abilities to visit and meet clients in China for potential merger and acquisition projects.

The global economy was also materially negatively affected by COVID-19 and there remains continued severe uncertainty about the duration and intensity of its impacts. As of the date of this Quarterly Report, the Chinese and global growth forecast is extremely uncertain, which could seriously affect people’s investment desires in China and internationally. While the potential economic impact brought by COVID-19 may be difficult to assess or predict, the continued existence of COVID-19 or any of its variants could result in significant disruption of global financial markets, reducing the Company’s ability to access capital and negatively affect the Company’s liquidity.

Resignations and Appointments

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

Thus, the Company has been dormant since July 2020.

Custodianship and Changes in Control of Registrant

On April 12, 2022, the Eighth Judicial District Court in Clark County, Nevada Case No: A-22-849683-B appointed Custodian Ventures, managed by David Lazar, as the Company’s custodian. On December 9, 2021, Mr. Lazar was appointed as the sole executive officer, Chief Executive Officer, and director.

On September 22, 2022, as a result of a private transaction 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Preferred Shares”) of the Company were transferred from Custodian Ventures LLC, a Wyoming limited liability company (“CV”) to Yuan Xiaoyan. As a result, Ms. Yuan Xiaoyan became the holder of 90% of the voting rights of the issued and outstanding share capital of the Company. The consideration paid for the Shares was $430,000.

As a result of the transfer of the Preferred Shares from CV to Ms. Yuan Xiaoyan, on September 22, 2022, David Lazar resigned as the sole executive officer and director. Accordingly, Mr. Lazar ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer of the Preferred Shares, Ms. Yuan Xiaoyan consented to act as the new Chief Executive Officer, President, Chief Financial Officer, and a Director of the Company.

On December 30, 2022, as a result of the completion of the reverse acquisition with Cambell International, Ms. Yuan Xiaoyan resigned from all of her roles at the Company, and Ms. Sun Xiuzhi was appointed as our Chief Executive Office, Chief Financial Officer, Chairman and Director of the board.

Yuan Xiaoyan. Chief Executive Officer, President, Chief Financial Officer, President, Chief Financial Officer, Chairman and Director of the Board, from September 22, 2022 through December 30, 2022.

Ms. Xiaoyan Yuan, age 34 graduated from Haibin College, Beijing Jiaotong University. From 2013 to 2016, she served as the administrative officer of United Business Association Beijing Representative Office, assisting in the preparation of various meetings and documents, and maintaining close contact with member units. From 2016 to 2020, she worked as the project manager of China Enterprise Finance (Beijing) Investment Fund Co., LTD., responsible for the implementation of the matters in the establishment and operation of the fund, the post-investment tracking of the invested projects, and the regular analysis of the fund and project ROI and valuation changes. From 2020 to 2022, she served as the assistant to the Chairman of the overseas listing group of small and medium-sized enterprises, mainly engaged in listing advisory services, and responsible for assisting enterprises to complete various preparations before listing.

Ms. Sun Xiuzhi, Chief Executive Officer, Chief Financial Officer, Chairman and Director of the Board, starting from December 30, 2022

Ms. Xiuzhi has served as the Company’s Chief Executive Office, Chief Financial Officer and Director since the closing of the Reverse Acquisition on December 30, 2022. Since 2015 she has served as the Chairperson of Liaoning Kangbaier Biotechnology Development Co., Ltd, a company she founded which is focus on the research and development of technology related to natural β -carotene extraction as well as the commercialization of products derived from such technology. Ms. Xiuzhi attended Shenyang University of Technology where she received a degree in September 2015.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, the Company is a “shell company” under the federal securities laws. The Company has essentially no operating assets and its business strategy is primarily identifying new business and investment opportunities. Since the transfer of Preferred Shares to and appointment of Ms., Yuan Xiaoyan as sole executive officer and director, the Company has been exploring strategic alternatives to maximize shareholder value by seeking business acquisition opportunities, a merger with another company, or other similar actions. In furtherance of these efforts, we have been engaged in discussions and negotiations with LiaoNing KangBaiEr Biotechnology Development Co., Ltd. (“LKBD”), an entity organized in the Peoples Republic of China (“China”), whose primary business involves the manufacture and sale of a health supplement and related products based upon carotene in China.

In relation to pursuing such strategic alternatives and new business acquisition opportunities, including the one referred to in the previous sentence, the Company may suffer material adverse financial conditions in the event: (i) the Company is not able to consummate any transaction with LKBD or be able to find other suitable acquisition candidates; and (ii) the Company is unable to identify a profitable new line of business or deploy successfully our resources to operate profitably in such line of business.

The Company will face substantial competition in our efforts to identify and pursue a new business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, the Company is at a competitive disadvantage compared to many of its competitors in its efforts to obtain an operating business or assets necessary to commence operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic and inflationary pressures, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates. Therefore, the Company currently faces additional competition and resultant difficulty obtaining a business. The Company expects these conditions to persist at least until the economy recovers. Further, even if the Company is successful in obtaining a business or assets for new operations, the Company expects there to be enhanced barriers to entry in the marketplace in which it decides to operate as a result of reduced demand and/or increased raw material costs caused by the pandemic, inflationary pressures and other economic forces that are beyond our control.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2022

Revenue. We did not generate any revenue during the three month period ended September 30, 2022 or fiscal year ended June 30, 2022.

Operating expenses: During the three month period ended September 30, 2022, the Company incurred operating expenses in the amount of $9,350. Operating expenses primarily includes professional fees.

Net loss. Thus, this resulted in a net loss of $9,350 or ($0.00) per share for the three month period ended September 30, 2022. The weighted average number of shares outstanding was 6,250,750 for both the three month period ended September 30, 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2022

As of September 30, 2022, total assets were $nil and our total liabilities were $nil due to lialblities assumed by the shareholder.

Stockholders’ deficit increased from $56,230 as of September 30, 2022.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three month period ended September 30, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION

Changes in Control of Registrant

As stated above, on September 22, 2022, as a result of a private transaction 10,000,000 Preferred Shares of the Company were transferred from CV to Yuan Xiaoyan. As a result, Ms. Xiaoyan became the holder of 90% of the voting rights of the issued and outstanding share capital of the Company.

On September 22, 2022, the existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Yuan Xiaoyan consented to act as the new Chief Executive Officer, President, Chief Financial Officer, and a Director of the Company.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, CHINA on January 27, 2023.

BITMIS CORP.

By:	/s/ Sun Xiuzhi
Sun Xiuzhi
Chief Executive Officer
(Principal Executive Officer)

January 27, 2023

By:	/s/ Sun Xiuzhi
Sun Xiuzhi
Chief Financial Officer
(Principal Financial and Accounting Officer)

January 27, 2023