Form 10-Q
period 2022-12-31
BITMIS CORP.
filed 2023-02-21
CIK 1678848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ____

Commission file number 333-214469

BITMIS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1310024
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1-17-1 Zhaojia Road

Xinglongtai District
Panjin City, Liaoning Province

People’s Republic of China

(Address of principal executive offices, Zip Code)

+86 15842767931

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

As of February 21, 2023, there were 7,250,750 common shares issued and outstanding.

BITMIS CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

BITMIS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2022 AND June 30, 2022

(Expressed in U.S. dollar, except for the number of shares)

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$398,023	$204,004
Accounts receivable, net of $60,990 and $62,804 allowance for doubtful accounts as of December 31, 2022 and June 30, 2022, respectively	-	-
Prepayments	170,829	105,216
Other receivables	1,277,852	1,310,866
Amounts due from related parties	239,431	7,567,786
Inventory	631,331	305,046
Total current assets	2,717,466	9,492,918

NON-CURRENT ASSETS
Long-term other receivable	-	615,987
Property, plant and equipment, net	68,879	87,590
Total non-current assets	68,879	703,577

TOTAL ASSETS	$2,786,345	$10,196,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$29,010	$82,365
Advance from customers	39,688	6,668,713
Amounts due to related parties	4,392,993	1,208,644
Payroll payable	23,572	22,447
Tax payable	6,465	11,400
Other payables	406,042	4,376,943
Total current liabilities	4,897,770	12,370,512

TOTAL LIABILITIES	4,897,770	12,370,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	10,000	-
Common stock, par value $0.001; 75,000,000 shares authorized, 7,250,750 and 6,250,750 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	7,251	6,251
Additional paid-in capital	(17,251)	(6,251)
Accumulated deficit	(2,434,863)	(2,200,149)
Accumulated other comprehensive gain	323,438	26,132
Total Shareholders’ Deficit	(2,111,425)	(2,174,017)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,786,345	$10,196,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITMIS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. dollar, except for the number of shares)

 (Unaudited)

	For the six months ended December 31,
	2022	2021

REVENUES	$286,273	$590,798

COST OF REVENUES	232,648	400,596

GROSS PROFIT	53,625	190,202

OPERATING EXPENSES
Selling expenses	1,231	93,539
General and administrative expenses	307,162	349,313
Total operating expenses	308,393	442,852

LOSS FROM OPERATIONS	(254,768)	(252,650)

OTHER INCOME (EXPENSE), NET
Other incomes	24,950	2,821
Other expenses	(4,896)	(296)
Total other income net	20,054	2,525

NET LOSS BEFORE INCOME TAX	(234,714)	(250,125)

Income tax expense	-	-

NET LOSS	(234,714)	(250,125)

Other comprehensive income (loss):
Foreign currency translation income (loss)	297,306	(26,877)

Total comprehensive income (loss)	$62,592	$(277,002)

Weighted average number of ordinary shares outstanding - basic and diluted	7,250,750	6,250,750

Net loss per share - basic and diluted	$(0.03)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITMIS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(EXPRESSED IN U.S. DOLLAR, EXCEPT FOR THE NUMBER OF SHARES)

(Unaudited)

	Ordinary shares				Accumulated other
	Number		Subscription	Accumulated	comprehensive
	of shares	Amount	receivable	deficit	income	Total
Balance, June 30, 2022	6,250,750	$6,251	$(6,251)	$(2,200,149)	$26,132	$(2,174,017)

Reverse acquisition recapitalization	1,000,000	1,000	(1,000)	-	-	-

Net loss	-	-	-	(234,714)	-	(234,714)

Foreign currency translation adjustment	-	-	-	-	297,306	297,306

Balance, December 31, 2022	7,250,750	$7,251	$(7,251)	$(2,434,863)	$323,438	$(2,111,425)

	Ordinary shares				Accumulated other
	Number of		Additional	Accumulated	comprehensive
	shares	Amount	paid-in capital	deficit	income (loss)	Total
Balance, June 30, 2021	6,250,750	$6,251	$(6,251)	$(1,535,367)	$(56,041)	$(1,591,408)

Net loss	-	-	-	(250,125)	-	(250,125)

Foreign currency translation adjustment	-	-	-	-	(26,877)	(26,877)

Balance, December 31, 2021	6,250,750	$6,251	$(6,251)	$(1,785,492)	$(82,918)	$(1,868,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITMIS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Expressed in U.S. dollars)

(Unaudited)

	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,714)	$(250,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on equipment		2,991
Depreciation and amortization	17,167	54,403
Changes in operating assets and liabilities:
Accounts receivable, net	-	30,946
Other receivables	631,451	(378,475)
Prepayments	(67,864)	(117,356)
Inventory	(331,250)	97,080
Accounts payable	(50,391)	27,836
Advance from customers	(6,362,606)	2,193,576
Payroll payable	1,753	(1,154)
Tax payable	(4,555)	(1,447)
Other payables	(3,800,399)	31,101
Net cash (used in) provided by operating activities	(10,201,408)	1,689,376

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,170)	(93,539)
Cash used in investing activities	(1,170)	(93,539)

CASH FLOWS FROM FINANCIING ACTIVITIES
Repayment to related parties	-	(1,440,328)
Proceeds from advances from related parties	10,210,570	-
Cash provided by (used in) financing activities	10,210,570	(1,440,328)

EFFECT OF EXCHANGE RATE ON CASH	186,027	2,717

NET CHANGE IN CASH AND CASH EQUIVALENTS	194,019	158,226

CASH AT BEGINNING OF PERIOD	204,004	63,793

CASH AT END OF PERIOD	$398,023	$222,019

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITMIS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

1. ORGANIZATION AND BUSINESS

Bitmis Corp., via the PRC affiliated entity Liaoning Kangbaier Biotechnology Development Co., Ltd. (“Liaoning Kangbaier”), engages in the research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials as well as the production, distribution marketing and sales of natural β -carotene health food products.

On December 30, 2022, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Cambell International Holding Limited (“Cambell International”) which indirectly wholly owns Liaoning Kangbaier, a limited liability company incorporated in British Virgin Islands on September 23, 2020 and (ii) the shareholders of Cambell International (the “Cambell Shareholders”) to acquire all the issued and outstanding capital stock of Cambell International in exchange for the issuance to the Cambell Shareholders of an aggregate of 1,000,000 shares (the “Shares”) of the Company’s common stock and the transfer by Ms. Yuan Xiaoyan, the original controlling shareholder of the Company, to the Cambell Shareholders of 9,000,000 shares of our Series A Preferred Stock owned by her (“Reverse Acquisition”). The Reverse Acquisition was closed on December 30, 2022.

Contractual Arrangements

The Company, through its wholly-owned foreign subsidiary, WFOE in the PRC, Baijiakang (LiaoNing) Health Information Consulting Service Co., Ltd., entered into a series of contractual arrangements with Liaoning Kangbaier (collectively known as “the VIE”) and its respective shareholders that enable the Company to (1) have power to direct the activities that most significantly affects the economic performance of the VIE, and (2) receive the economic benefits of the VIE that could be significant to the VIE. As PRC laws and regulations prohibit and restrict foreign ownership of business in certain industries, while it has not been definitely determined by the Company that operates in an industry that is subject to such constraints over foreign ownership, the Company’s management has elected to operates its business, primarily through the VIE to mitigate the risk of being subject to such regulation. As such, Liaoning Kangbaier is controlled through contractual arrangements in lieu of direct equity ownership by the Company or any of its subsidiaries. The material terms of the VIE Agreements are summarized as follows:

Consulting Service Agreement

Pursuant to the terms of the Exclusive Consulting and Service Agreement dated November 27 2022, between Baijiakang Consulting and Kangbaier Liaoning (the “Consulting Service Agreement”), Baijiakang Consulting is the exclusive consulting and service provider to Kangbaier Liaoning to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities planning and organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after Kangbaier Liaoning’s profit before tax in the corresponding year deducts Kangbaier Liaoning’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. Kangbaier Liaoning agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from Baijiakang Consulting. In addition, Baijiakang Consulting may transfer its rights and obligations under the Consulting Service Agreement to Baijiakang Consulting’s affiliates without Kangbaier Liaoning’s consent, but Baijiakang Consulting shall notify Kangbaier Liaoning of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by Baijiakang Consulting unless terminated by Baijiakang Consulting unilaterally prior to the expiration.

The foregoing summary of the Consulting Service Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Consulting Service Agreement, which is filed as Exhibit 10.2 to this Form 8-K.

Business Operation Agreement

Pursuant to the terms of the Business Operation Agreement dated November 27, 2022, among Baijiakang Consulting, Kangbaier Liaoning and the shareholders of Kangbaier Liaoning (the “Business Operation Agreement”), Kangbaier Liaoning has agreed to subject the operations and management of its business to the control of Baijiakang Consulting. According to the Business Operation Agreement, Kangbaier Liaoning is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations and personnel without the Baijiakang Consulting’s written approval. The shareholders of Kangbaier Liaoning and Kangbaier Liaoning will take Baijiakang Consulting’s advice on appointment or dismissal of directors, employment of Kangbaier Liaoning’s employees, regular operation, and financial management of Kangbaier Liaoning. The shareholders of Kangbaier Liaoning have agreed to transfer any dividends, distributions or any other profits that they receive as the shareholders of Kangbaier Liaoning to Baijiakang Consulting without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of Baijiakang Consulting prior to the expiration thereof. The Business Operation Agreement might be terminated earlier by Baijiakang Consulting with a 30-day written notice.

The foregoing summary of the Business Operation Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Business Operation Agreement, which is filed as Exhibit 10.3 to this Form 8-K.

Proxy Agreement

Pursuant to the terms of the Proxy Agreements dated November 27, 2022, among Baijiakang Consulting, and the shareholders of Kangbaier Liaoning (each, the “Proxy Agreement”, collectively, the “Proxy Agreements”), each shareholder of Kangbaier Liaoning has irrevocably entrusted his/her shareholder rights as Kangbaier Liaoning’s shareholder to Baijiakang Consulting , including but not limited to, proposing the shareholder meeting, accepting any notices with regard to the convening of shareholder meeting and any other procedures, conducting voting rights, and selling or transferring the shares held by such shareholder, for 10 years or earlier if the Business Operation Agreement was terminated for any reasons.

The foregoing summary of the Proxy Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the Proxy Agreements, which are filed as Exhibit 10.4 to this Form 8-K.

Equity Disposal Agreement

Pursuant to the terms of the Equity Disposal Agreement dated November 27, 2022, among Baijiakang Consulting, Kangbaier Liaoning, and the shareholders of Kangbaier Liaoning (the “Equity Disposal Agreement”), the shareholders of Kangbaier Liaoning granted Baijiakang Consulting or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase Kangbaier Liaoning’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at Baijiakang Consulting’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of Kangbaier Liaoning agreed to give Kangbaier Liaoning the total amount of the exercise price as a gift, or in other methods upon Baijiakang Consulting’s written consent to transfer the exercise price to Kangbaier Liaoning. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of Baijiakang Consulting.

The foregoing summary of the Equity Disposal Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Disposal Agreement, which is filed as Exhibit 10.5 to this Form 8-K.

Equity Pledge Agreement

Pursuant to the terms of the Equity Pledge Agreement dated November 27, 2022, among Baijiakang Consulting and the shareholders of Kangbaier Liaoning (the “Pledge Agreement”), the shareholders of Kangbaier Liaoning pledged all of their equity interests in Kangbaier Liaoning to Baijiakang Consulting, including the proceeds thereof, to guarantee Kangbaier Liaoning’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, a “Agreement”, collectively, the “Agreements”). If Kangbaier Liaoning or its shareholders breach its respective contractual obligations under any Agreements, or cause to occur one of the events regards as an event of default under any Agreements, Baijiakang Consulting, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in Kangbaier Liaoning. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without Baijiakang Consulting’s prior written consent. The Pledge Agreements is valid until all the obligations due under the Agreements have been fulfilled.

The foregoing summary of the Equity Pledge Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Equity Pledge Agreement, which is filed as Exhibit 10.6 to this Form 8-K.

Based on these contractual arrangements, the Company consolidates the VIE in accordance with SEC Regulation S-X Rule 3A-02 and Accounting Standards Codification (“ASC”) topic 810 (“ASC 810”), Consolidation.

The accompanying consolidated financial statements reflect the activities of each of the following entities of the Company:

Name	Background		Ownership
Cambell International	●	A British Virgin Islands company	100%
Holding Limited	●	Principal activities: Investment holding

Win&win Industrial	●	A British Virgin Islands company	100%
Development Limited	●	Principal activities: Investment holding

BJK Holding Group	●	A Hong Kong company	100%
Limited	●	Principal activities: Investment holding

Baijiakang (LiaoNing) Health Information	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
Consulting Service Co., Ltd	●	Principal activities: Consultancy and information technology support

LiaoNing KangBaiEr	●	A PRC limited liability company	VIE by contractual
Biotechnology	●	Incorporated on September 22, 2015	arrangements
Development Co., Ltd.	●	Principal activities: research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials as well as the production, distribution marketing and sales of natural β -carotene health food products.

Doron KangBaier	●	A PRC limited liability company	100% owned by
Biotechnology Co.LTD	●	Principal activities: research and support	LiaoNing KangBaiEr

LiaoNing BaiJiaKang	●	A PRC limited liability company	100% owned by
Health Technology Co.LTD	●	Principal activities: promotion and support	LiaoNing KangBaiEr

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited interim condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of December 31, 2022, and results of operations and cash flows for the six-month periods ended December 31, 2022 and 2021. The unaudited interim condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended June 30, 2022 and 2021, and related notes included in the Company’s audited consolidated financial statements.

Principle of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, and the VIE. All inter-company transactions and balances are eliminated upon consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2022, the Company’s current liabilities exceeded the current assets by $2,180,304, its accumulated deficit was $2,434,863 and the Company has incurred losses during the six months ended December 31, 2022 and 2021. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In evaluating if there is substantial doubt about the ability to continue as a going concern, the Company are trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase the liquidity.

On an on-going basis, the Company will also receive financial support commitments from the Company’s related parties.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Liquidity

The Company had a working deficit of $2,180,304 as of December 31, 2022, an increase of $697,290 from a working deficit of $2,877,594 as of June 30, 2022. As of December 31, 2022 and June 30, 2022, the Company’s cash was $398,023 and $204,004, respectively.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. In addition, the existing major shareholder committed not to request for repayment of the amount due to shareholders by December 31, 2022. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

Use of Estimates

The preparation of these consolidated financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets including application of discount on long-term other receivables with present value, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. The pandemic may impact Company’s future estimates including, but not limited to, our allowance for doubtful accounts, inventory valuations, fair value measurements, asset impairment charges. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on its business or results of operations at this time.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the market place.

Level 3 – unobservable inputs which are supported by little or no market activity.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, other current assets, accounts payable, and accruals and other payable approximate their fair value due to their short maturities.

In accordance with ASC 825, for investments in financial instruments with a variable interest rate indexed to performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments at fair value. Changes in the fair value are reflected in the accompanying consolidated statements of operations and comprehensive loss as other income (expense). To estimate fair value, the Company refers to the quoted rate of return provided by banks at the end of each period using the discounted cash flow method. The Company classifies the valuation techniques that use these inputs as Level 2 of fair value measurements.

As of December 31, 2022 and June 30, 2022, the Company had no investments in financial instruments.

Cash

Cash consists of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Cash denominated in RMB with a U.S. dollar equivalent of $398,023 and $204,004 at December 31, 2022 and June 30, 2022, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts Receivable, Net and Allowance for Doubtful Accounts

Accounts receivable represents the revenue earned from the customers not yet collected. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. For the year ended June 30, 2022, the Company adopted ASU 2016- 13, “Financial Instruments — Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for doubtful accounts considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. The Company assesses collectibility by pooling receivables that have similar risk characteristics and evaluates receivables individually when specific receivables no longer share those risk characteristics. For receivables evaluated individually, when it is determined that foreclosure is probable or when the debtor is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The balance of allowance of December 31, 2022 and June 30, 2022 were $60,990 and $62,804, respectively.

Inventory

Inventory primarily consists of 1) raw materials, primarily ingredients such as carrots, 2) finished goods, primarily β-carotene series products including carrot juice, carrot meal and carrot noodle, and 3) miscellaneous such as packages.

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

Property, Plant and Equipment

Property, plant and equipment, net is recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Useful Lives
Categories	(Years)
Furniture and equipment	3
Machinery	5
Motor vehicles	4

Expenditure for maintenance and repairs is expended as incurred.

The gain or loss on the disposal of equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of income and comprehensive income.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets, including property and equipment with finite lives and intangible assets subject to amortization, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. Impairment of $2,788 and $2,871 has been recorded by the Company as of December 31, 2022 and June 30, 2022.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, which replaced ASC Topic 605, using the modified retrospective method of adoption.

 The Company recognizes revenues when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition. Hence, the Company’s accounting for revenue remains substantially unchanged. There were no cumulative effect adjustments for service contracts in place prior to the adoption. The effect from the adoption of ASC Topic 606 was not material to the Company’s consolidated financial statements.

The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience.

Judgment is used in determining: (1) whether the financing component in the sales agreement is significant and, if so, (2) the discount rate used in calculating the significant financing component. The Company assesses the significance of the financing component based on the timing of payments agreed to by the parties to the contract that provides the customer with a significant benefit of financing. If determined to be significant, the Company adjusts the promised amount of consideration for the effects of the time value of money.

Judgment is also used in assessing whether the long-term accounts receivable results in variable consideration and, if so, the amount to be included in the transaction price. The Company applies the portfolio approach to estimating the amount of variable consideration in these arrangements using the most likely amount method that is based on the Company’s historical collection experience under similar arrangements.

Based on the above significant judgements, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the six months ended December 31, 2022 and 2021, respectively.

The Company is in traditional production business operation and its performance obligation is delivery of the products to customers with agreed time and location. Customers sign on the delivery note as acceptance. The typical payment term is either advance payment or agreed-upon credit term after delivery of products. There is no warranty and return policy for the customers.

There are two revenue streams within the Company’s operations: (1) sales of health products which constitutes the majority of the revenues, and (2) others.

	For the Six Months Ended
	2022	2021
	Sales	Sales
Health product sales	$286,273	$590,798
Others	-	-
Total revenues	$286,273	590,798

There is no variable consideration and non-cash consideration agreed with the customers. The transaction price is fixed and allocated to the agreed product, the only performance obligation. The revenue is recognized at a point in time once the Company has determined that the customers have obtained control over the products. Control is typically deemed to have been transferred to the customers when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price).

There is no contract asset that the Company has right to consideration in exchange for the product sales that the Company has transferred to customers. Such right is not conditional on something other than the passage of time.

The standard warranty included in the price of the products is an assurance-type warranty for a period not to exceed one year from the point when the customers have obtained control over the products, and the nature of tasks under the warranty only remedying defective product. It is not considered as a distinct performance obligation.

Practical expedients and exemption

The Company elected a practical expedient that it does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects that, upon the inception of revenue contracts, the period between when the Company transfers its promised deliverables to its customers and when the customers pay for those deliverables will be more than one year.

Advertising and Promotional Expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $308 and $93,483 for the six months ended December 31, 2022 and 2021, respectively.

Income Tax

The Company’s subsidiary in China are subject to the income tax laws of the relevant tax jurisdiction. No taxable income was generated outside the PRC for the six months ended December 31, 2022 and 2021. The Company accounts for income tax in accordance with U.S. GAAP.

Current income taxes are provided on the basis of net profit (loss) for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of comprehensive loss in the period of the enactment of the change.

The Company considers positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Company has considered possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2022 and 2021 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the six months ended December 31, 2022 and 2021.

Value Added Tax

The Company was subject to VAT at the rate of 13% and related surcharges on revenue generated from selling products for the six months ended December 31, 2022 and 2021. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities.

Earnings Per Share

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying consolidation financial statements, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Diluted EPS includes the effect from potential issuance of ordinary shares. There was no potentially dilutive share to be issued during the six months ended December 31, 2022 and 2021.

Related Parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Foreign Currency and Foreign Currency Translation

The functional currency of the Company is the Chinese Yuan (“RMB”), as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of comprehensive loss.

The consolidated financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Shareholders’ equity accounts are translated using the historical exchange rates at the date the entry to shareholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating functional currencies to the reporting currency are recorded in accumulated other comprehensive income in the consolidated balance sheets.

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2022	RMB6.8983 to $1
June 30, 2022	RMB6.6991 to $1

Income statement and cash flows items
For the six months ended December 31, 2022	RMB6.9784 to $1
For the six months ended December 31, 2021	RMB6.4305 to $1

Segment reporting

The Company’s management reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. The Company’s long-lived assets are substantially all located in the PRC and substantially all of the Company’s revenues are derived from within the PRC. Therefore, no geographical segments are presented.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred, and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

Recent Accounting Pronouncements

The Company is an emerging growth company (“EGC”) as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides that an EGC can take advantage of extended transition periods for complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to take advantage of the extended transition periods. However, this election will not apply should the Company cease to be classified as an EGC.

In June 2017, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. In November 2019, the FASB issued ASU 2019-10 which defers the effective dates for the credit losses, derivatives and lease standards for certain companies. The deferred effective date for credit losses is January 1, 2023 for calendar-year end companies which are “smaller reporting companies”, non-SEC filers and all other companies including not-for-profit companies and employee benefit plans. The deferral for the derivatives and lease standards is only applicable to the companies which are not public business entities. The Company is still evaluating the impact of the accounting standard of credit losses on the Company’s consolidated financial statements and related disclosures.

On December 18, 2019, the FASB issued ASU No. 2019-12, Income taxes (Topic 740), Simplifying the Accounting for Income Taxes. This guidance amends ASC Topic 740 and addresses several aspects including 1) evaluation of step-up tax basis of goodwill when there is not a business combination, 2) policy election to not allocate consolidated taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exception to intraperiod allocation when there is gain in discontinued operations and a loss from continuing operations, 6) treatment of franchise taxes that are partially based on income. The guidance is effective for calendar year-end public entities on January 1, 2021 and other entities on January 1, 2022. The Company adopted this guidance on July 1, 2021 and determined that the adoption of this guidance does not have material impacts on its consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The amendments in this Update should be applied retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2022	June 30, 2022

Accounts receivable	60,990	62,804
Less: allowance for doubtful accounts	(60,990)	(62,804)
Accounts receivable, net	-	-

The following table sets forth the movement of allowance for doubtful accounts:

	December 31, 2022	June 30, 2022

Beginning	$62,804	$86,868
Additions	-	-
Write off	-	(21,685)
Exchange rate different	(1,814)	(2,379)
Balance	$60,990	$62,804

4. PREPAYMENTS

Prepayments consist of the following:

	December 31, 2022	June 30, 2022
Prepayments for inventory	$170,829	$105,216
Prepayment	$170,829	$105,216

5. OTHER RECEIVABLE

Other receivable consists of the following:

	December 31, 2022	June 30, 2022
Receivables from third party companies	$788,571	$149,262
Loans receivable from employees	489,281	1,161,604
Other receivable - current	$1,277,852	$1,310,866

	December 31, 2022	June 30, 2022
Other receivable – long term	$-	$615,987

Receivables from third party companies are interest free and due on demand. Loans receivable from employees are interest free and due on demand. $597,096 of loan receivable has been repaid to the Company during October 2022.

6. INVENTORY

Inventory consisted of the following:

	December 31, 2022	June 30, 2022
Raw materials, parts, and components	$525,177	$87,478
Finished goods	92,076	207,052
Miscellaneous supplies	14,078	10,516
Inventory	$631,331	$305,046

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	December 31, 2022	June 30, 2022

Vehicle	$18,858	$19,419
Office equipment	70,817	72,177
Machinery, equipment, and tools	83,839	85,858
Total	173,514	177,454
Less: accumulated depreciation	(101,847)	(86,993)
Impairment on equipment	(2,788)	(2,871)
Property, plant and equipment, net	$68,879	$87,590

Depreciation expenses charged to the consolidated statements of income and comprehensive income for the six months ended December 31, 2022 and 2021 were $17,167 and $54,403 respectively.

8. ADVANCE FROM CUSTOMERS

Changes in advance from customers as follows:

	December 31,	June 30,
	2022	2022

Advance from clients, beginning of the period	$6,668,713	$-
Revenue deferred during the period	-	6,668,713
Returned of revenue deferred in prior periods	(6,629,025)	-
Advance from clients, end of the period	$39,688	$6,668,713

9. OTHER PAYABLES

Other payables consist of the following:

	December 31, 2022	June 30, 2022

Loans payable	$406,042	$4,376,863
Other	-	80
Other payables	$406,042	$4,376,943

Loans payable are interest free and due on demand.

10. AMOUNTS DUE FROM AND DUE TO RELATED PARTIES

	Note	December 31, 2022	June 30, 2022
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD	(a)	$1,160	$1,194
Panjin Kangying Health Food Co., LTD	(a)	145	149
Liaoning Baijiakang Health Technology Co. LTD	(a)	-	45
Ms. Xiuzhi Sun	(b)	-	4,757,546
Ms. Xiuhua Sun	(c)	233,777	1,087,722
Mr. Yuewen Sun	(d)	-	970,281
Mr. Zengwen Wang	(e)	-	746,370
Mr. Mingkai Cao	(f)	4,349	4,479
Total		$239,431	$7,567,786

Amounts due to related parties:
Jilin Kangbaier Biotechnology Co., LTD	(a)	$-	$298,548
Panjin Double Eagle Green Health Food Co. LTD	(g)	133,773	114,180
Panjin Double Eagle Weishi Green Health Food Co. LTD	(g)	139,269	107,897
Liaoning Baijiakang Health Technology Co. LTD	(a)	115,875
Mr. Zengwen Wang	(e)	-	620,846
Ms. Xiuhua Sun	(c)	5,322	67,173
Ms. Xiuzhi Sun	(b)	3,998,754	-
Total		$4,392,993	$1,208,644

(a)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(b)

Ms. Xiuzhi Sun is the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount due from Ms. Xiuzhi Sun was wholly settled by September 2022.

As of December 31, 2022, there is a amount of $3,998,754 due to Ms. Xiuzhi Sun that is interest free, unsecured, and due demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.

(c)	Ms. Xiuhua Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(d)	Mr. Yuewen Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount due from Mr. Yuewen Sun was wholly settled by September 2022.

(e)	Mr. Zengwen Wang is family member of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount due from and due to Mr. Yuewen Sun was wholly settled by September 2022.

(f)	Mr. Mingkai Cao is family member of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(g)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. Such balances are interest free, unsecured, and due demand without an agreement.

11. INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

PRC

Under the Enterprise Income Tax (“EIT”) Law, which has been effective since January 1, 2008, domestic enterprises and foreign invested enterprises (the “FIEs”) are subject to a unified 25% enterprise income tax rate, except for certain entities that are entitled to tax holidays.

For the six months ended December 31, 2022 and 2021, a reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the six months ended December 31,
	2022	2021
Loss before income taxes	$(234,714)	$(250,125)
PRC preferential income tax rate	25%	25%
Income tax credit computed at statutory corporate income tax rate	(58,678)	(62,531)
Reconciling items:
Non-deductible expenses	1,431	2,941
Change in valuation allowance	57,247	59,590
Income tax expense	$-	$-

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. for the six months ended December 31, 2022 and 2021, the Company had no unrecognized tax benefits.

12. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond their monthly contributions.

13. CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the six months ended December 31, 2022, two customers accounted for over 77.85% of the Company’s revenues. In the six months ended December 31, 2021, two customers accounted for 83.07% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the six months ended December 31, 2022 and 2021.

As of December 31, 2022, one customer accounted for 100% of the Company’s accounts receivable. As of June 30, 2022, one customer accounted for 100% of the Company’s accounts receivable, respectively. No other customer accounts for more than 10% of the Company’s accounts receivable as of December 31, 2022 and June 30, 2022.

As of December 31, 2022, one suppliers each accounted for 15.05% of the Company’s accounts payable. As of June 30, 2022, four suppliers each accounted for 88.41% of the Company’s accounts payable. No other supplier accounts for over 10% of the Company’s accounts payable as of December 31, 2022 and June 30, 2022.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 2022, and June 30, 2022, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, which are unsecured in nature, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations; however, there is the extremely remote chance that all trade receivables may be become uncollectible.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to certain legal proceedings, claims and disputes that arise from the business operations. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of December 31, 2022, the Company had no outstanding lawsuits or claims.

15. SUBSEQUENT EVENT

The Company has assessed all events subsequent to December 31, 2022, and up to February 21, 2023, the date that these unaudited condensed consolidated financial statements were available to be issued. There are no material subsequent event to disclose in these unaudited condensed consolidated financial statements for which management is aware.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On December 30, 2022, we entered into a share exchange agreement (the “Share Exchange Agreement”) with (i) Cambell International Holding Limited (“Cambell International”), a limited liability company incorporated in the British Virgin Islands on September 23, 2020; and (ii) the shareholders of Cambell International (the “Cambell Shareholders”) to acquire all of the issued and outstanding capital stock of Cambell International in exchange for the issuance to the Cambell Shareholders of an aggregate of 1,000,000 shares (the “Shares”) of our common stock and the transfer by Ms. Xiaoyan Yuan, who was, at the time, our sole officer and director and the holder of 90% of the voting rights in our Company, to the Cambell Shareholders of 9,000,000 shares of our Series A Preferred Stock owned by her (the “Reverse Acquisition”). The Reverse Acquisition was closed on December 30, 2022. As a result of the Reverse Acquisition, Cambell International became our wholly-owned subsidiary.

Following the consummation of the Reverse Acquisition, we engage in the research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials and the production, distribution, marketing and sales of natural β -carotene health food products through our China-based VIE and its subsidiaries. Natural β -carotene is a safe source of vitamin A which is an essential nutrient important for vision, growth, cell division, reproduction and immunity as well as containing antioxidant properties which offer protection from diabetes, heart disease and cancer.

Through our 100% ownership of Cambell International, we hold the following entities:

Win&win Industrial Development Limited	●	A British Virgin Islands company	100%
(“Win&win”)	●	Principal activities: Investment holding

BJK Holding Group Limited	●	A Hong Kong company	100%
(“BJK Holding”)	●	Principal activities: Investment holding

Baijiakang (LiaoNing) Health Information Consulting Service Co., Ltd	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise (“WFOE”)	100%
(“Baijiakang Consulting”)	●	Principal activities: Consultancy and information technology support

LiaoNing KangBaiEr Biotechnology Development Co., Ltd.	●	A PRC limited liability company	VIE by contractual arrangements
(“Liaoning Kangbaier”)	●	Incorporated on September 22, 2015
	●	Principal activities: research and development of extraction processes of natural β - carotene, the planting and harvesting of raw materials as well as the production, distribution, marketing and sales of natural β -carotene health food products

Doron KangBaier Biotechnology Co. LTD	● ●	A PRC limited liability company Principal activities: research and support	100% owned by LiaoNing KangBaiEr

LiaoNing BaiJiaKang Health Technology Co. LTD	● ●	A PRC limited liability company Principal activities: promotion and support	100% owned by LiaoNing KangBaiEr

Pursuant to the Reverse Acquisition, Cambell International is deemed to be the acquirer. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Reverse Acquisition are those of Cambell International and its consolidated subsidiaries and are recorded at the historical cost basis of Cambell International, and the consolidated financial statements after consummation of the Reverse Acquisition include the assets and liabilities of Cambell International and its subsidiaries and VIE, historical operations of Cambell International and its subsidiaries and VIE and operations of Bitmis Corp. from the closing date of the Reverse Acquisition.

Results of Operations

Six months ended December 31, 2022 compared to six months ended December 31, 2021

The following table sets forth key components of our results of operations during the six months ended December 31, 2022 and 2021, both in dollars and as a percentage of our revenue.

	Six Months ended December 31,
	2022		2021
	Amount	of Revenue	Amount	of Revenue
Revenues	286,273	100.00%	590,798	100.00%
Cost of revenues	(232,648)	(81.27)%	(400,596)	(67.81)%
Gross profit	53,625	18.73%	190,202	32.19%
Operating expenses
Selling expenses	(1,231)	(0.43)%	(93,539)	(15.83)%
General and administrative expenses	(307,162)	(107.30)%	(349,313)	(59.13)%
Loss from operations	(254,768)	(89.00)%	(252,650)	(42.77)%

Other Income (expense)
Other incomes	24,950	8.72%	2,821	0.48%
Other expenses	(4,896)	(1.71)%	(296)	(0.05)%
Net loss before taxes	(234,714)	(81.99)%	(250,125)	(42.34)%
Income tax expenses	-	-	-	-
Net loss	(234,714)	(81.99)%	(250,125)	(42.34)%

Revenues. Our revenues were $286,273 for the six months ended December 31, 2022, representing a decrease of $304,525 or 52% from $590,798 for the six months ended December 31, 2021. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues, and (2) others. The decrease was mainly due to the explosion of COVID-19 during the six months ended December 31, 2022.

The following table summarizes our revenues by revenue streams for the six months ended December 31, 2022 and 2021:

	Six Months ended December 31,
	2022	2021
	Sales	Sales
Normal product sales	$286,273	$590,798
Others	-	-
Total revenues	$286,273	$590,798

Cost of revenues. Our cost of revenues was $232,647 for the six months ended December 31, 2022, compared to $400,596 for the same period last year. Cost of revenue refers to the cost of material and labor cost, direct material and overhead costs. The decrease was in line with the revenue.

Gross profit and gross margin. Our gross profit was $53,625 for the six months ended December 31, 2022, compared with a gross profit of $190,202 for the same period last year. The gross margin was decreased from 32.19% during 2021 to 18.73% during 2022. The decrease was in line with the business decline.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses decreased by $92,308 to $1,231 for the six months ended December 31, 2022, from $93,539 for the same period 2021. The decrease due to the advertising fee decreased by $93,175 for the six months ended December 31, 2022. The decreases were mainly in line with the decline of revenue.

	December 31, 2022		December 31, 2021		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	308	25.05%	93,483	99.94%	(93,175)	(99.67)%
Others	922	74.95%	56	0.06%	867	1,547.82%
Total selling expenses	$1,231	100.00%	$93,539	100.00%	$(92,308)	98.68%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $42,151 to $307,162 for the six months ended December 31, 2022, from $349,313 for the same period in 2021. Professional fee decreased by $931,125 or 90.58% from June 30, 2021 to June 30, 2022. The decrease was mainly due to the decline of office expense $84,202 for the six months ended December 31, 2022. The decrease was mainly in line with the decline of revenue.

	December 31, 2022		December 31, 2021		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	$120,169	39.12%	$117,731	33.70%	$2,438	2.07%
Business entertainment	6,448	2.10%	7,442	2.13%	(994)	(13.34)%
Depreciation and amortization	9,455	3.08%	44,651	12.78%	(35,196)	(78.82)%
Office expenses	10,989	3.58%	95,191	27.25%	(84,202)	(88.46)%
Professional fee	148,074	48.21%	72,373	20.72%	75,701	104.60%
Bad debt write-off			(21,770)	(6.23)%	21,770	(100.00)%
Travel fee	2,999	0.98%	7,461	2.14%	(4,462)	(59.80)%
Other	9,029	2.94%	26,235	7.51%	(17,206)	(65.58)%
Total general and administrative expenses	$307,162	100.00%	$349,313	100.00%	$(42,151)	(12.07)%

Income tax expense. Our Income tax expense was nil for the six months ended December 31,2022 and 2021.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $234,714 for the six months ended December 31, 2022 and net loss $250,125 for the six months ended December 31, 2021.

Liquidity and Capital Resources

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term and long-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

The following table set forth a summary of its cash flows for the periods indicated:

	For the Six Months Ended
	December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(10,201,408)	$1,689,376
Net cash used in investing activities	(1,170)	(1,170)
Net cash provided by (used in) financing activities	$10,210,570	$(1,440,328)

Operating Activities

Net cash used in operating activities was $10,201,408 for the six months ended December 31, 2022, as compared to $1,689,376 net cash provided by operating activities for the six months ended December 31, 2021.

The net cash used in operating activities for the six months ended December 31, 2022 was mainly due to our net loss of $234,714, a decrease in advance from customers of $6,362,606 and a decrease in other payables of $3,800,399, partially offset by a decrease in other receivable of $631,451. The net cash provided by operating activities for the six months ended December 31, 2021 was mainly due to an increase in advance from customers of $2,193,576, partially offset by our net loss of $250,125, and increase in other receivable of $378,475.

Investing Activities

Net cash used in investing activities was $1,170 for the six months ended December 31, 2022, as compared to $93,539 net cash used in investing activities for the six months ended December 31, 2021. The net cash used in investing activities was mainly attributable to purchase of property and equipment for the six months ended December 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $10,210,570 for the six months ended December 31, 2022, as compared to $1,440,328 net cash used in financing activities for the six months ended December 31, 2021. The net cash provided by financing activities was mainly attributable to advances from related parties for the six months ended December 31, 2022. The net cash used in financing activities was mainly attributable to repayment to related parties for the six months ended December 31, 2021.

Contractual Obligations

The Company had no short-term and long-term bank loans as of December 31, 2022 and June 30, 2022.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

See Note 2 to the financial statements included herewith.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to respond to this item.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, eases certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 1a. Risk Factors

As a smaller reporting company, we are not required to respond to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITMIS CORP.

February 21, 2023	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Executive Officer
(Principal Executive Officer)

February 21, 2023	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Financial Officer
(Principal Financial and Accounting Officer)