Form 10-Q
period 2023-03-31
BITMIS CORP.
filed 2023-05-22
CIK 1678848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As of May 22, 2023, there were 7,250,750 common shares issued and outstanding.

BITMIS CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BITMIS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND JUNE 30, 2022

(Expressed in U.S. dollar, except for the number of shares)

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$133,170	$204,004
Accounts receivable, net of $61,263 and $62,804 allowance for doubtful accounts as of March 31, 2023 and June 30, 2022, respectively	26,865	-
Prepayments	157,549	105,216
Other receivables	1,056,328	1,310,866
Amounts due from related parties	256,870	7,567,786
Inventory	627,838	305,046
Total current assets	2,258,620	9,492,918

NON-CURRENT ASSETS
Long-term other receivable	-	615,987
Property, plant and equipment, net	60,360	87,590
Total non-current assets	60,360	703,577

TOTAL ASSETS	$2,318,980	$10,196,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$29,140	$82,365
Advance from customers	16,498	6,668,713
Amounts due to related parties	4,310,989	1,208,644
Payroll payable	-	22,447
Tax payable	2,041	11,400
Other payables	181,472	4,376,943
Total current liabilities	4,540,140	12,370,512

TOTAL LIABILITIES	4,540,140	12,370,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	10,000	-
Common stock, par value $0.001; 75,000,000 shares authorized, 7,250,750 and 6,250,750 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	7,251	6,251
Additional paid-in capital	(10,000)	(6,251)
Accumulated deficit	(2,533,677)	(2,200,149)
Accumulated other comprehensive gain	312,517	26,132
Total Shareholders’ Deficit	(2,221,160)	(2,174,017)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,318,980	$10,196,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITMIS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in U.S. dollar, except for the number of shares)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022

REVENUES	$54,647	$148,844	$340,920	$739,642

COST OF REVENUES	39,994	99,206	272,641	499,802

GROSS PROFIT	14,653	49,638	68,279	239,840

OPERATING EXPENSES
Selling expenses	9,383	37,904	10,614	131,443
General and administrative expenses	105,084	119,920	412,247	469,234
Total operating expenses	114,467	157,824	422,861	600,677

LOSS FROM OPERATIONS	(99,814)	(108,186)	(354,582)	(360,837)

OTHER INCOME (EXPENSE), NET
Other incomes	1001	4,105	25,952	6,929
Other expenses	-	-	(4,898)	(298)
Total other income net	1,001	4,105	21,054	6,631

NET LOSS BEFORE INCOME TAX	(98,813)	(104,081)	(333,528)	(354,206)

Income tax expense	-	-	-	-

NET LOSS	(98,813)	(104,081)	(333,528)	(354,206)

Other comprehensive income (loss):
Foreign currency translation income (loss)	(10,921)	(3,822)	286,385	(30,699)

Total comprehensive loss	$(109,734)	$(107,903)	$(47,143)	$(384,905)

Weighted average number of ordinary shares outstanding - basic and diluted	7,250,750	6,250,750	7,250,750	6,250,750

Net loss per share-basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITMIS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(EXPRESSED IN U.S. DOLLAR, EXCEPT FOR THE NUMBER OF SHARES)

(Unaudited)

	Ordinary shares				Accumulated other
	Number		Additional	Accumulated	comprehensive
	of shares	Amount	paid-in capital	deficit	income	Total
Balance, June 30, 2022	6,250,750	$6,251	$(6,251)	$(2,200,149)	$26,132	$(2,174,017)

Reverse acquisition recapitalization	1,000,000	1,000	(1,000)	-	-	-

Net loss	-	-	-	(333,528)	-	(333,528)

Foreign currency translation adjustment	-	-	-	-	286,385	286,385

Balance, March 31, 2023	7,250,750	$7,251	$(7,251)	$(2,533,677)	$312,517	$(2,221,160)

	Ordinary shares				Accumulated other
	Number of		Subscription	Accumulated	comprehensive
	shares	Amount	receivable	deficit	income (loss)	Total
Balance, June 30, 2021	6,250,750	$6,251	$(6,251)	$(1,535,367)	$(56,041)	$(1,591,408)

Net loss	-	-	-	(354,206)	-	(354,206)

Foreign currency translation adjustment	-	-	-	-	(30,699)	(30,699)

Balance, March 31, 2022	6,250,750	$6,251	$(6,251)	$(1,889,573)	$(86,740)	$(1,976,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITMIS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in U.S. dollars)

(Unaudited)

	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(333,528)	$(354,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on equipment	-	3,019
Depreciation and amortization	25,862	64,284
Changes in operating assets and liabilities:
Accounts receivable, net	(26,448)	31,243
Other receivables	855,363	(397,540)
Prepayments	(54,061)	(227,865)
Inventory	(325,141)	128,731
Accounts payable	(50,408)	25,271
Advance from customers	(6,387,705)	3,737,685
Payroll payable	(21,556)	(2,094)
Tax payable	(8,939)	(2,564)
Other payables	(4,024,516)	31,374
Net cash (used in) provided by operating activities	(10,351,077)	3,037,338

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,171)	(100,486)
Cash used in investing activities	(1,171)	(100,486)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from related parties	3,083,308	-
Repayment from (loan to) related parties	7,014,447	(2,923,200)
Cash provided by (used in) financing activities	10,097,755	(2,923,200)

EFFECT OF EXCHANGE RATE ON CASH	183,659	1,227

NET CHANGE IN CASH AND CASH EQUIVALENTS	(70,834)	14,879

CASH AT BEGINNING OF PERIOD	204,004	63,793

CASH AT END OF PERIOD	$133,170	$78,672

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

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

The unaudited interim condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2023, and results of operations and cash flows for the nine-month periods ended March 31, 2023 and 2022. The unaudited interim condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended June 30, 2022 and 2021, and related notes included in the Company’s audited consolidated financial statements.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2023, the Company’s current liabilities exceeded the current assets by $2,281,519, its accumulated deficit was $2,533,677 and the Company has incurred losses during the nine months ended March 31, 2023 and 2022. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Liquidity

The Company had a working deficit of $2,281,519 as of March 31, 2023, an increase of $596,075 from a working deficit of $2,877,594 as of June 30, 2022. As of March 31, 2023 and June 30, 2022, the Company’s cash was $133,170 and $204,004, respectively.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. In addition, the existing major shareholder committed not to request for repayment of the amount due to shareholders by March 31, 2023. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

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

In early May 2023, the World Health Organization International Health Regulations Emergency Committee announced that the Public Health Emergency of International Concern (the “Committee”) should end because of declining Covid-19 related hospitalizations and deaths and high levels of immunity in the population. The Committee “advised that it is time to transition to long-term management of the Covid-19 pandemic” and the WHO Director-General concurred. The Company plans to continue to monitor the level of Covid-19 cases, which may still be considered a threat in the long term because the virus continues to evolve and spread.

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the market place.

Level 3 - unobservable inputs which are supported by little or no market activity.

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

As of March 31, 2023 and June 30, 2022, the Company had no investments in financial instruments.

Cash

Cash consists of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Cash denominated in RMB with a U.S. dollar equivalent of $133,170 and $204,004 at March 31, 2023 and June 30, 2022, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts Receivable, Net and Allowance for Doubtful Accounts

Accounts receivable represents the revenue earned from the customers not yet collected. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. For the year ended June 30, 2022, the Company adopted ASU 2016- 13, “Financial Instruments - Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for doubtful accounts considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. The Company assesses collectibility by pooling receivables that have similar risk characteristics and evaluates receivables individually when specific receivables no longer share those risk characteristics. For receivables evaluated individually, when it is determined that foreclosure is probable or when the debtor is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The balance of allowance of March 31, 2023 and June 30, 2022 were $61,263 and $62,804, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets, including property and equipment with finite lives and intangible assets subject to amortization, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. Impairment of $2,800 and $2,871 has been recorded by the Company as of March 31, 2023 and June 30, 2022.

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

Based on the above significant judgments, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the nine months ended March 31, 2023 and 2022, respectively.

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

	For the Nine Months Ended
	2023	2022
	Sales	Sales
Health product sales	$340,920	$739,642
Others	-	-
Total revenues	$340,920	739,642

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

Advertising and Promotional Expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $308 and $93,483 for the nine months ended March 31, 2023 and 2022, respectively.

Income Tax

The Company’s subsidiary in China are subject to the income tax laws of the relevant tax jurisdiction. No taxable income was generated outside the PRC for the nine months ended March 31, 2023 and 2022. The Company accounts for income tax in accordance with U.S. GAAP.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2022 and 2021 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the nine months ended March 31, 2023 and 2022.

Value Added Tax

The Company was subject to VAT at the rate of 13% and related surcharges on revenue generated from selling products for the nine months ended March 31, 2023 and 2022. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities.

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

Diluted EPS includes the effect from potential issuance of ordinary shares. There was no potentially dilutive share to be issued during the nine months ended March 31, 2023 and 2022.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2023	RMB6.8676 to $1
June 30, 2022	RMB6.6991 to $1

Income statement and cash flows items
For the nine months ended March 31, 2023	RMB6.9761 to $1
For the nine months ended March 31, 2022	RMB6.3694 to $1

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

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2023	June 30, 2022

Accounts receivable	88,128	62,804
Less: allowance for doubtful accounts	(61,263)	(62,804)
Accounts receivable, net	26,865	-

The following table sets forth the movement of allowance for doubtful accounts:

	March 31, 2023	June 30, 2022

Beginning	$62,804	$86,868
Additions	-	-
Write off	-	(21,685)
Exchange rate different	(1,541)	(2,379)
Balance	$61,263	$62,804

4. PREPAYMENTS

Prepayments consist of the following:

	March 31, 2022	June 30, 2022
Prepayments for inventory	$157,549	$105,216
Prepayment	$157,549	$105,216

5. OTHER RECEIVABLE

Other receivable consists of the following:

	March 31, 2023	June 30, 2022
Receivables from third party companies	$792,096	$149,262
Loans receivable from employees	264,232	1,161,604
Other receivable - current	$1,056,328	$1,310,866

	March 31, 2023	June 30, 2022
Other receivable - long term	$-	$615,987

Receivables from third party companies are interest free and due on demand. Loans receivable from employees are interest free and due on demand. $597,096 of loan receivable has been repaid to the Company during October 2022.

6. INVENTORY

Inventory consisted of the following:

	March 31, 2023	June 30, 2022
Raw materials, parts, and components	$538,349	$87,478
Finished goods	79,081	207,052
Miscellaneous supplies	10,408	10,516
Inventory	$627,838	$305,046

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2023	June 30, 2022

Vehicle	$18,942	$19,419
Office equipment	71,134	72,177
Machinery, equipment, and tools	84,213	85,858
Total	174,289	177,454
Less: accumulated depreciation	(111,129)	(86,993)
Impairment on equipment	(2,800)	(2,871)
Property, plant and equipment, net	$60,360	$87,590

Depreciation expenses charged to the consolidated statements of income and comprehensive income for the nine months ended March 31, 2023 and 2022 were $25,862 and $64,284, respectively.

8. ADVANCE FROM CUSTOMERS

Changes in advance from customers as follows:

	March 31,	June 30,
	2023	2022

Advance from customers, beginning of the period	$6,668,713	$-
Revenue deferred during the period	-	6,668,713
Advances refunded to customers	(6,652,215)	-
Advance from clients, end of the period	$16,498	$6,668,713

9. OTHER PAYABLES

Other payables consist of the following:

	March 31, 2023	June 30, 2022

Loans payable	$181,472	$4,376,863
Other	-	80
Other payables	$181,472	$4,376,943

Loans payable are interest free and due on demand.

10. AMOUNTS DUE FROM AND DUE TO RELATED PARTIES

	Note	March 31, 2023	June 30, 2022
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD	(a)	$1,165	$1,194
Panjin Kangying Health Food Co., LTD	(a)	145	149
Liaoning Baijiakang Health Technology Co. LTD	(a)	-	45
Ms. Xiuzhi Sun	(b)	-	4,757,546
Ms. Xiuhua Sun	(c)	251,192	1,087,722
Mr. Yuewen Sun	(d)	-	970,281
Mr. Zengwen Wang	(e)	-	746,370
Mr. Mingkai Cao	(f)	4,368	4,479
Total		$256,870	$7,567,786

Amounts due to related parties:
Jilin Kangbaier Biotechnology Co., LTD	(a)	$-	$298,548
Panjin Double Eagle Green Health Food Co. LTD	(g)	139,891	114,180
Panjin Double Eagle Weishi Green Health Food Co. LTD	(g)	134,371	107,897
Liaoning Baijiakang Health Technology Co. LTD	(a)	116,393
Mr. Zengwen Wang	(e)	-	620,846
Ms. Xiuhua Sun	(c)	5,711	67,173
Ms. Xiuzhi Sun	(b)	3,914,623	-
Total		$4,310,989	$1,208,644

(a)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(b)

Ms. Xiuzhi Sun is the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount due from Ms. Xiuzhi Sun was wholly settled by September 2022.

As of March 31, 2023, there is a amount of $_______ due to Ms. Xiuzhi Sun that is interest free, unsecured, and due demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.

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

For the nine months ended March 31, 2023 and 2022, a reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the nine months ended March 31,
	2023	2022
Loss before income taxes	$(333,528)	$(354,206)
PRC preferential income tax rate	25%	25%
Income tax credit computed at statutory corporate income tax rate	(83,382)	(88,551)
Reconciling items:
Non-deductible expenses	1,705	3,685
Change in valuation allowance	81,677	84,866
Income tax expense	$-	$-

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions for the nine months ended March 31, 2023 and 2022, the Company had no unrecognized tax benefits.

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

13. CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the nine months ended March 31, 2023, one customer accounted for over 56.73% of the Company’s revenues. In the nine months ended March 31, 2022, two customers accounted for 66.94% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the nine months ended March 31, 2023 and 2022.

As of March 31, 2023, two customers accounted for 100% of the Company’s accounts receivable. As of June 30, 2022, one customer accounted for 100% of the Company’s accounts receivable, respectively. No other customer accounts for more than 10% of the Company’s accounts receivable as of March 31, 2023 and June 30, 2022.

As of March 31, 2023, one supplier accounted for 15.05% of the Company’s accounts payable. As of June 30, 2022, four suppliers each accounted for 88.41% of the Company’s accounts payable. No other supplier accounts for over 10% of the Company’s accounts payable as of March 31, 2023 and June 30, 2022.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2023, and June 30, 2022, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, which are unsecured in nature, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations; however, there is the extremely remote chance that all trade receivables may be become uncollectible.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to certain legal proceedings, claims and disputes that arise from the business operations. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of March 31, 2023, the Company had no outstanding lawsuits or claims.

15. SUBSEQUENT EVENT

The Company has assessed all events subsequent to March 31, 2023, and up to May 22, 2023, the date that these unaudited condensed consolidated financial statements were available to be issued. There are no material subsequent event to disclose in these unaudited condensed consolidated financial statements for which management is aware.

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

Results of Operations

Nine months ended March 31, 2023 compared to nine months ended March 31, 2022

The following table sets forth key components of our results of operations during the nine months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Nine Months ended March 31,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenues	340,920	100.00%	739,642	100.00%
Cost of revenues	(272,641)	(79.97)%	(499,802)	(67.57)%
Gross profit	68,279	20.03%	239,840	32.43%
Operating expenses
Selling expenses	(10,614)	(3.11)%	(131,443)	(17.77)%
General and administrative expenses	(412,247)	(120.92)%	(469,234)	(63.45)%
Loss from operations	(354,582)	(104.00)%	(360,837)	(48.79)%

Other Income (expense)
Other incomes	25,952	7.61%	6,929	0.94%
Other expenses	(4,898)	(1.44)%	(298)	(0.04)%
Net loss before taxes	(333,528)	(97.83)%	(354,206)	(47.89)%
Income tax expenses	-	-	-	-
Net loss	(333,528)	(97.83)%	(354,206)	(47.89)%

Revenues. Our revenues were $340,920 for the nine months ended March 31, 2023, representing a decrease of $398,722 or 54% from $739,642 for the nine months ended March 31, 2022. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues, and (2) others. The decrease was mainly due to the explosion of COVID-19 which affected the business operations during the nine months ended March 31, 2023.

The following table summarizes our revenues by revenue streams for the nine months ended March 31, 2023 and 2022:

	Nine Months ended March 31,
	2023	2022
	Sales	Sales
Normal product sales	$340,920	$739,642
Others	-	-
Total revenues	$340,920	$739,642

Cost of revenues. Our cost of revenues was $272,641 for the nine months ended March 31, 2023 compared to $_____ for the same period last year. Cost of revenue refers to the cost of material and labor cost, direct material and overhead costs. The decrease was in line with the revenue.

Gross profit and gross margin. Our gross profit was $68,279 for the nine months ended March 31, 2023, compared with a gross profit of $239,840 for the same period last year. The gross margin was decreased from 32.43% during 2022 to 20.03% during 2023. The decrease was in line with the business decline.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses decreased by $120,829 to $10,614 for the nine months ended March 31, 2023, from $131,443 for the same period 2022. The decrease due to the advertising fee decreased by $112,076 for the nine months ended March 31, 2023. The decreases were mainly in line with the decline of revenue.

	March 31, 2023		March 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	8,446	79.57%	120,521	91.69%	(112,075)	(92.99)%
Others	2,168	20.43%	9,352	7.11%	(7,184)	(76.82)%
Total selling expenses	$10,614	100.00%	$131,443	100.00%	$(120,829)	(91.93)%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $56,987 to $412,246 for the nine months ended March 31, 2023, from $469,233 for the same period in 2022. The decrease was mainly due to the decline of office expense $90,922 for the nine months ended March 31, 2023. The decrease was mainly in line with the decline of revenue.

	March 31, 2023		March 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	$161,324	39.13%	$211,674	45.11%	$(50,350)	(23.79)%
Business entertainment	21,793	5.29%	10,061	2.14%	11,732	116.60%
Depreciation and amortization	14,272	3.46%	50,218	10.70%	(35,946)	(71.58)%
Office expenses	15,464	3.75%	106,386	22.67%	(90,922)	(85.46)%
Professional fee	181,522	44.03%	73,605	15.69%	107,917	146.62%
Bad debt write-off			(21,977)	(4.68)%	21,977	(100.00)%
Travel fee	7,293	1.77%	10,831	2.31%	(3,538)	(32.67)%
Other	10,579	2.57%	28,436	6.06%	(17,857)	(62.80)%
Total general and administrative expenses	$412,247	100.00%	$469,234	100.00%	$(56,987)	(12.14)%

Income tax expense. Our income tax expense was nil for the nine months ended March 31, 2023 and 2022.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $333,528 for the nine months ended March 31, 2023 and net loss $354,206 for the nine months ended March 31, 2022.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Three Months ended March 31,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenues	54,647	100.00%	148,844	100.00%
Cost of revenues	(39,994)	(73.19)%	(99,206)	(66.65)%
Gross profit	14,653	26.81%	49,638	33.35%
Operating expenses
Selling expenses	(9,383)	(17.16)%	(37,904)	(25.47)%
General and administrative expenses	(105,084)	(192.30)%	(119,920)	(80.57)%
Loss from operations	(99,814)	(182.65)%	(108,186)	(72.68)%

Other Income (expense)
Other incomes	1,001	1.83%	4,105	2.75%
Other expenses	-	-	-	-
Net loss before taxes	(98,813)	(180.82)%	(104,081)	(69.93)%
Income tax expenses	-	-	-	-
Net loss	(98,813)	(180.82)%	(104,081)	(69.93)%

Revenues. Our revenues were $54,647 for the three months ended March 31, 2023 representing a decrease of $94,197 or 63% from $148,844 for the three months ended March 31, 2022. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues, and (2) others. The decrease was mainly due to the explosion of COVID-19 which affected the business operations during the three months ended March 31, 2023.

The following table summarizes our revenues by revenue streams for the three months ended March 31, 2023 and 2022:

	Three Months ended March 31,
	2023	2022
	Sales	Sales
Normal product sales	$54,647	$148,844
Others	-	-
Total revenues	$54,647	$148,844

Cost of revenues. Our cost of revenues was $39,994 for the three months ended March 31, 2023 compared to $99,206 for the same period last year. Cost of revenue refers to the cost of material and labor cost, direct material and overhead costs. The decrease was in line with the revenue.

Gross profit and gross margin. Our gross profit was $14,653 for the three months ended March 31, 2023 compared with a gross profit of $49,638 for the same period last year. The gross margin decreased from 33.35% during 2022 to 26.81% during 2023. The decrease was in line with the business decline.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses decreased by $9,620 to $9,383 for the three months ended March 31, 2023 from $ 37,904 for the same period 2022. The decrease was primarily due to the advertising fee decrease by $18,901 for the three months ended March 31, 2022. The decreases were mainly in line with the decline of revenue.

	March 31, 2023		March 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	8,137	86.72%	27,038	71.33%	(18,901)	(69.91)%
Others	1,246	13.28%	10,866	28.67%	(9,620)	(88.53)%
Total selling expenses	$9,383	100.00%	$37,904	100.00%	$(28,521)	(75.25)%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $14,836 to $105,084 for the three months ended March 31, 2023 from $119,920 for the same period in 2022. The decrease was mainly due to the decline of salary and social insurance $52,788 for the three months ended March 31, 2023. The decrease was mainly in line with the decline of business operation.

	March 31, 2023		March 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	$41,155	39.16%	$93,943	78.34%	$(52,788)	(56.19)%
Business entertainment	15,344	14.60%	2,619	2.18%	12,725	485.80%
Depreciation and amortization	4,817	4.58%	5,567	4.64%	(750)	(13.48)%
Office expenses	4,475	4.26%	11,195	9.34%	(6,720)	(60.03)%
Professional fee	33,449	31.83%	1,232	1.03%	32,217	2,615.01%
Bad debt write-off	-	-	(209)	(0.17)%	209	(100.00)%
Travel fee	4,294	4.09%	3,370	2.81%	924	27.41%
Other	1,550	1.48%	2,203	1.83%	(653)	(29.59)%
Total general and administrative expenses	$105,084	100.00%	$119,920	100.00%	$(14,836)	(12.37)%

Income tax expense. Our income tax expense was nil for the three months ended March 31, 2023 and 2022.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $98,813 for the three months ended March 31, 2023 and a net loss $104,081 for the three months ended March 31, 2022.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Nine Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(10,351,077)	$3,037,338
Net cash used in investing activities	(1,171)	(100,486)
Net cash provided by (used in) financing activities	$10,097,755	$(2,923,200)

 Operating Activities

Net cash used in operating activities was $10,351,077 for the nine months ended March 31, 2023, as compared to $3,037,338 net cash provided by operating activities for the nine months ended March 31, 2022.

The net cash provided by operating activities for the nine months ended March 31, 2023 was mainly due to our net loss of $333,528, a decrease in advance from customers of $6,387,705 and a decrease in other payables of $4,024,516, partially offset by a decrease in other receivable of $855,363. The net cash used in operating activities for the nine months ended March 31, 2022 was mainly due to our net loss of $354,206, an increase in other receivable of $397,540, and partially offset by an increase in advance from customers of $3,737,685.

Investing Activities

Net cash used in investing activities was $1,171 for the nine months ended March 31, 2023, as compared to $100,486 net cash used in investing activities for the nine months ended March 31, 2022. The net cash used in investing activities was mainly attributable to purchase of property and equipment for the nine months ended March 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $10,097,755 for the nine months ended March 31, 2023, as compared to $2,923,200 net cash used in financing activities for the nine months ended March 31, 2022. The net cash provided by financing activities was mainly attributable to advances from related parties for the nine months ended March 31, 2023. The net cash used in financing activities was mainly attributable to repayment to related parties for the nine months ended March 31, 2022.

Contractual Obligations

The Company had no short-term and long-term bank loans as of March 31, 2023 and March 31, 2022.

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

BITMIS CORP.

May 22, 2023	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Executive Officer
(Principal Executive Officer)

May 22, 2023	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Financial Officer
(Principal Financial and Accounting Officer)