Form 10-K
period 2023-06-30
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2023-10-19
CIK 1678848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-214469

CAMBELL INTERNATIONAL HOLDING CORP.
(Exact name of issuer as specified in its charter)

Nevada	98-1310024
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1-17-1 Zhaojia Road Xinglongtai District Panjin City, Liaoning Province Beijing, PRC	124000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +86 15842767931

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 1,250,750 shares of common stock held by non-affiliates of the registrant as of December 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,491,993 based on the last sale price of the registrant’s common stock on such date of $4.99 per share on the OTC Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 1, 2023, the registrant had 7,250,750 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any historical results and future results, performances, or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

●	Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

●	We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline.

●	Our business plan is based on a relatively new model that may not be successful and we may not successfully implement our business strategies.

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

ii

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires and, for the purposes of this Annual Report only, references to:

●	“Baijiakang Consulting” or “WFOE” are to Baijiakang (Liaoning) Health Information Consulting Services Co., Ltd. (WFOE) a limited liability company organized under the laws of the PRC, which is wholly-owned by BJK Holding;

●	“BJK Holding” is to BJK Holding Group Limited, a Hong Kong company and wholly-owned subsidiary of Win&win;

●	“Cambell International Holding Corp.,” “KAFC,” “our Company,” “we,” “us,” or “our” are to the combined business of Cambell International Holding Corp., formerly known as Bitmis Corp., a Nevada corporation, and its subsidiaries and other consolidated entities;

●	“Cambell International” is to Cambell International Holding Limited, a British Virgin Islands company and wholly-owned subsidiary of Cambell International Holding Corp.;

●	“China” and “the PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Hong Kong, Macau and Taiwan;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Liaoning Kangbaier” or “VIE” are to Liaoning Kangbaier Biotechnology Development Co., Ltd, a limited liability company organized under the laws of the PRC, which we control via a series of contractual arrangements (the “VIE Agreements”) among WFOE, Liaoning Kangbaier and the shareholders of Liaoning Kangbaier;

●	“MOFCOM” is to the Ministry of Commerce of the People’s Republic of China;

●	“NDRC” is to the National Development and Reform Commission of the People’s Republic of China;

●	“PRC operating entities” are to our mainland China-based subsidiary, Baijiakang Consulting, our VIE, and the VIE’s subsidiaries;

●	PRC laws and regulations are to the laws and regulations of China;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“SAFE” is to the State Administration of Foreign Exchange of the People’s Republic of China;

●	“SEC” is to the U.S. Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended;

●	“U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States;

●	“VIE” is to the variable interest entity or Liaoning Kangbaier, as the case may be;

●	“VIE Agreements” are to a series of contractual arrangements, including the “Consulting Service Agreement,” the “Business Operation Agreement,” the “Proxy Agreement,” the “Equity Disposal Agreement,” and the “Equity Pledge Agreement,” as described herein.

●	“Win&win” are to Win&win Industrial Development Company Ltd, a British Virgins Islands company and wholly-owned subsidiary of Cambell International;

●	“WFOE” is to Baijiakang Consulting, our wholly foreign-owned enterprise.

iii

Part I

ITEM 1. BUSINESS

Regulatory Overview – Summary Legal and Operational Risks

Cambell International Holding Corp., formerly known as Bitmis Corp. (the “Company”) is not a Chinese operating company but rather a Nevada holding company with no operations of its own. We conduct our operations through Baijiakang (Liaoning) Health Information Consulting Service Cop. Ltd. (“Baijiakang Consulting”), our wholly foreign-owned enterprise (“WFOE”), which conducts its operations through contractual agreements with a variable interest entity (“VIE”), Liaoning Kangbaier Biotechnology Development Co. Ltd. (“Liaoning Kangbaier”), and its wholly-owned subsidiaries, Doron Kangbaier Biotechnology Co. Ltd. (“Doron”) and Liaoning Baijiakang Health Technology Co. Ltd. (“Liaoning”), as discussed in greater detail below. See “-Corporate History and Structure - Contractual Arrangements,” below.

The VIE structure involves unique risks to shareholders and investors. It is used to provide investors with contractual exposure to foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in the operating companies. Due to PRC legal restrictions on foreign ownership in certain businesses, we do not have any equity ownership of the VIE or its subsidiary; instead, we receive the economic benefits of the VIE’s business operations through certain contractual arrangements.

As a result of such series of contractual arrangements, Baijiakang Consulting is the primary beneficiary of the VIE for accounting purposes and the VIE is a PRC consolidated entity under U.S. GAAP. The Company consolidates the financial results of the VIE and its subsidiaries in its consolidated financial statements in accordance with U.S. GAAP. Neither the Company nor its investors own any equity interest in, have direct foreign investment in, or control the VIE through any such ownership or investment. As a result, investors in the Company’s common stock are not purchasing an equity interest in the VIE or in its subsidiary, but instead are purchasing an equity interest in KPIL, the Nevada holding company. These contractual arrangements have not been tested in a court of law in the PRC.

Summary Risks Related to our VIE Structure

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, our operations and business in the PRC are conducted through contractual arrangements (“VIE Agreements”) with Liaoning Kangbaier. If the Chinese government should disallow or limit the use of the VIE, it could materially and adversely affect our business, which could result in your shares significantly declining in value or becoming worthless.

●	Although we believe that the ownership structures of our PRC subsidiary and the Liaoning Kangbaier VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect and that the VIE Agreements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, but that such ownership structures have not been tested in court, we face uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, Baijiakang Consulting’s financial performance, and the value of our shareholders’ shares of common stock.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless, there can be no assurance that such new rules and regulations will not be applied retroactively which may have a substantial negative impact on our business and consequently on the value of our securities.

●	On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation including future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, it is uncertain whether our contractual arrangements would be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with.

●	Neither the Company nor its shareholders have a direct equity ownership interest in Baijiakang Consulting, our WFOE, or Liaoning Kangbaier, the VIE. The Company’s relationship to the VIE is defined by the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in your shares significantly declining in value or becoming worthless.

Summary Risks Associated with Doing Business in China

●	Regulatory authorities in China have recently implemented regulations concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. The Measures for Cybersecurity Review (2021) stipulate that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. We do not believe that our Company constitutes an Operator pursuant to the Cybersecurity Review (2021) that became effective in February 2022 nor do we control more than one million users’ personal information. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities.

●	The Company relies on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our financial position. Baijiakang Consulting and its VIE’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiary to pay dividends to its shareholders only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. This reserve is not distributable as cash dividends. To the extent that cash derived from our VIE’s businesses is in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the PRC government on the ability of our PRC or Hong Kong subsidiaries, or of our VIE, to transfer cash. The inability of our Hong Kong or PRC subsidiaries to pay dividends, for whatever reason, could have a material adverse effect on our financial position and, in turn, on the value of our common stock.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’s dividend payments and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, Baijiakang Consulting and our VIE may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from their profits, if any. Furthermore, if our PRC subsidiary incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments.

●	The Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiary. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiary.

●	A downturn in the Chinese or global economy or a change in economic and political policies of China could materially and adversely affect our VIE’s businesses and financial condition. Any deterioration in our VIE’s businesses could have a negative impact on the Company’s financial position and, in turn, on the value of its common stock.

●

Our business operations are conducted in China through Baijiakang Consulting, our VIE, and its subsidiaries. If we should become subject to the recent scrutiny, criticism, and negative publicity involving U.S. listed China-based companies, we may have to expend significant resources to investigate and/or defend negative allegations. If such allegations cannot be addressed and resolved favorably, it could result in a material change in the business operations of our PRC subsidiary, significantly limit our ability to obtain financing through the sale of additional securities, and cause our securities to significantly decline in value or be worthless. See “Item 1A. Risk Factors - Risks Relating to Doing Business in China - The recent joint statement by the SEC, proposed rule changes submitted by Nasdaq, and an act passed by the U.S. Senate and the U.S. House of Representatives, all call for additional and more stringent criteria to be applied to emerging market companies. These developments could add uncertainties to our business operations, common stock price, and reputation.”

●	Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to its data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect its business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all. See “Item 1A. Risk Factors - Risks Relating to Doing Business in China - Our business is subject to complex and evolving laws and regulations regarding privacy and data protection.”

●	There are political risks associated with conducting business in Hong Kong and China.

●	The HFCAA prohibits foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for two consecutive years beginning in 2021. If our auditor’s work papers were to become located in China or Hong Kong, and if the PCAOB were to issue new determinations based on its inability to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by an authority in those jurisdictions, our common stock could be delisted and prohibited from trading on a U.S. exchange.

●	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China and may intervene in or influence our operations at any time, which could result in a material change in our and our VIE’s operations and/or the value of your shares.

For additional risks related to our VIE structure, see “Item 1A. Risk Factors - Risks Relating to our Commercial Relationship with our VIE” starting on page 49. For additional risks related to doing business in China, see “Item 1A. Risk Factors – Risks Relating to Doing Business in China” starting on page 53.

Holding Foreign Companies Accountable Act

The HFCAA, as originally passed, prohibited foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for three consecutive years beginning in 2021. On December 29, 2022, as part of the Consolidated Appropriations Act, 2023, the time period for the delisting of foreign companies under the HFCAA was reduced from three consecutive years to two consecutive years.

On December 16, 2021, the PCAOB issued a Determination Report, which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in (i) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (ii) Hong Kong, a Special Administrative Region of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the Determination Report identified specific registered public accounting firms subject to these determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC (the “SOP”), taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. Pursuant to the SOP, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. The determinations as to mainland China and Hong Kong were vacated by the PCAOB as of December 15, 2022 as a result of the PCAOB’s having been able to conduct extensive and thorough inspections and investigations of mainland China and Hong Kong firms in 2022 under the SOP; however, if the PCAOB encounters any impediment, in the future, to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by an authority in either jurisdiction, it may issue new determinations consistent with the HFCAA.

We have engaged WWC, PPC (“WWC”) as our independent registered public accounting firm, whose principal office is located in San Mateo, California, as our new independent registered public accounting firm. Since WWC is not located in China or Hong Kong, WWC would not be subject to any determinations announced by the PCAOB in the future with respect to auditors located in China or Hong Kong. We believe that the PCAOB’s inspectors and investigators will have consistent access to the audit work performed by WWC for us. Therefore, we do not expect to be affected by the HFCAA at this time.

However, to the extent that our auditor’s work papers may, in the future, become located in mainland China or in Hong Kong, such work papers may not be available for inspection by the PCAOB if authorities in the PRC or Hong Kong were to take a position at that time that would prevent the PCAOB from continuing to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong. If such lack of inspection were to extend for the requisite period of time under the HFCAA, and if the PCAOB were then to issue new determinations based on its inability to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by an authority in those jurisdictions, our shares of common stock could be delisted and prohibited from trading on a U.S. exchange. In addition, inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. Therefore, in addition to subjecting our securities to the possibility of being prohibited from trading or delisted from a U.S. exchange, the inability of the PCAOB to conduct inspections of our auditors’ work papers in China or Hong Kong would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors that are subject to PCAOB inspections. As a result, our investors would be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. Also, we cannot assure you that U.S. regulatory authorities will not apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our shares of common stock to be materially and adversely affected. See “Item 1A. Risk Factors – Risks Related to Our Company - To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our common stock could be delisted and prohibited from trading on a U.S. exchange”.

Implications of Being a Holding Company - Transfers of Cash to and from Our Subsidiaries

As a holding company, we will rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. Neither the Company nor any of its subsidiaries maintain cash management policies or procedures that dictate how funds are transferred. The Company is permitted under the laws of the State of Nevada and its articles of incorporation (as amended from time to time) to provide funding to its subsidiaries through loans or capital contributions. Our subsidiaries are permitted under the respective laws of China, Hong Kong, and the British Virgin Islands to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent that cash is in our PRC or Hong Kong subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on their ability to transfer cash. If any of our subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us.

As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other; nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries have paid any dividends or other distributions or transferred assets to the Company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by the Company to its subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, the Company has not made any transfers, paid any dividends, or made any distributions to U.S. investors. See “ – Cash Flows,” below.

See “Item 1A. Risk Factors - Risks Related to Doing Business in China - We rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us could have a material and adverse effect on our ability to conduct our business.”

Contractual Arrangements among Baijiakang Consulting, our WFOE, Liaoning Kangbaier, the VIE,

and Liaoning Kangbaier’s Shareholders

While we do not have any equity interest in our consolidated affiliated entities, we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses, or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise, or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations, and rules on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Item 1A. Risk Factors - Risks Relating to our Commercial Relationship with our VIE.”

The Company is the primary beneficiary of a variable interest entity (“VIE’), Liaoning Kangbaier. Under U.S. GAAP, the Company is required to consolidate the assets and liabilities of our VIE on its consolidated financial statements. When we obtain a variable interest in another entity, we assess at the inception of the relationship and upon the occurrence of certain significant events whether the entity is a VIE and, if so, whether we are the primary beneficiary of the VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

To determine whether a variable interest that we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all the facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (management and representation on the Board of Directors) and have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE. To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests that are deemed to be variable interests in the VIE. This assessment requires us to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

There are uncertainties associated with the VIE structure as the PRC has not yet ruled on its legality as follows:

(i)	Our contractual arrangements may not be as effective in providing us with operational control, and shareholders of the VIE may fail to perform their obligations under the contractual arrangements.

(ii)	We may incur substantial costs to enforce the terms of the arrangements with the VIE.

(iii)	The legality and enforceability of the contractual arrangements by and between our PRC subsidiary and the VIE have not been tested in a court of law in China.

(iv)	The equity holders, directors, and executive officers of the VIE as well as our employees who execute other strategic initiatives may have potential conflicts of interest with our Company

(v)	There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules regarding the status of our Nevada holding company with respect to the contractual arrangements with the VIE.

(vi)	It is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

(vii)	If we or our VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required licenses, permits, registrations, or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures.

(viii)	If the PRC government finds that the agreements that establish the VIE structure for operating our business do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we would be subject to severe penalties or be forced to relinquish our interest in those operations.

Corporate History and Structure

Cambell International Holding Corp., formerly known as Bitmis Corp.

Bitmis Corp. was founded in the State of Nevada on June 6, 2016. The Company originally intended to commence operations in the business of consulting in Thailand, but it was not successful.

2020 Transaction. On February 24, 2020, Anna Varlamova, the then president, treasurer, secretary, and director of the Company sold 5,000,000 shares of our common stock, representing 80% of its total issued and outstanding shares of common stock, in a private transaction (the “2020 Transaction”). The shares were sold to: (i) Li Wen Chen (1,250,000 shares); (ii) Bi Feng Zhao (1,000,000 shares); (iii) Heng Jian Yang (1,000,000 shares); (iv) Kin Chiu Leung (1,000,000 shares); (v) Jin Jia Mai (750,000 shares); and (vi) Zhong Xiong Chen (500,000) (collectively, the “Purchasers”) for an aggregate purchase price of $395,000. The share ownership of the Purchasers represented, respectively, 20%, 16%, 16%, 12%, 8%, and 8% of the total issued and outstanding shares of common stock of the Company.

In connection with the 2020 Transaction, on February 24, 2020, Anna Varlamova resigned from her positions as a director, president, treasurer, and secretary of the Company. Effective February 24, 2020, Kin Chiu Leung, Bi Feng Zhao, Li Wen Chen, Heng Jian Yang, and Zhong Xiong Chen were each appointed to the Board of Directors of the Company. On February 24, 2020, the Board of Directors appointed: (i) Kin Chiu Leung as the Company’s President and Chairman; (ii) Bi Feng Zhao as the chief executive officer of the Company; (iii) Li Wen Chen as the chief financial officer and treasurer of the Company; and (iv) Jian Li as the Secretary of the Company.

During 2020, the Company’s business was severely negatively impacted by the COVID-19 pandemic, which resulted in quarantines, travel restrictions, shelter-in-place, and other restrictions, as management was unable to visit and meet with clients in China for potential merger and acquisition projects. The pandemic also caused a significant disruption of global financial markets, thereby reducing our ability to access capital and negatively affecting our liquidity.

In addition, on July 8, 2020, the Board of Directors received resignation letters from Mr. Zhong Xiong Chen, a member of the Board, and Ms. Li Wen Chen, a member of the Board and Chief Financial Officer of the Company, both citing personal reasons and both effective on July 8, 2020.

The Company became dormant in July 2020.

Custodianship. On April 12, 2022, the Eighth Judicial District Court in Clark County, Nevada Case No: A-22-849683-B appointed Custodian Ventures LLC, a Wyoming limited liability company of which Mr. David Lazar was managing member (“Custodian Ventures”), as the Company’s custodian. Upon Custodian Ventures' appointment, all of the remaining former officers and directors of the Company resigned.

David Lazar, 31, a private investor, served as CEO and Chairman of the Company commencing December 9, 2021.

2022 Transaction. On September 22, 2022, as a result of a private transaction (the “2022 Transaction”), 10,000,000 shares of the Company’s series A preferred stock, $0.001 par value per share, were transferred from Custodian Ventures to Xiaoyan Yuan (the “Purchaser”) for a cash consideration of $430,000 constituting personal funds of the Purchaser. As a result, the Purchaser became the holder of 90% of the voting rights of the issued and outstanding share capital of the Company.

On September 22, 2022, David Lazar resigned from all of his positions with the Company. Concurrently, and effective on the date of the transfer, Xiaoyan Yuan consented to act as the Company’s Chief Executive Officer, President, Chief Financial Officer, and sole director and also assumed the positions of Secretary and Treasurer.

Share Exchange with Cambell International Holding Limited. On December 30, 2022, we entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Cambell International Holding Limited (“Cambell International”), a limited liability company incorporated in the British Virgin Islands on September 23, 2020; (ii) the shareholders of Cambell International (the “Cambell Shareholders”); and (iii) Ms. Xiaoyan Yuan, the holder of all of our outstanding shares of preferred stock, to acquire all the issued and outstanding capital stock of Cambell International in exchange for the issuance to the Cambell Shareholders of an aggregate of 1,000,000 shares (the “Shares”) of our common stock and the transfer by Ms. Yuan to the Cambell Shareholders of 9,000,000 shares of our series A preferred stock owned by her (“Reverse Acquisition”). The Reverse Acquisition was closed on December 30, 2022.

None of Cambell International’s stockholders is a U.S. Person (as that term is defined in Regulation S of the Securities Act) and Cambell International acquired our shares in the Reverse Merger outside of the United States.

In issuing these securities to Cambell International’s stockholders, we relied upon the exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each of the recipients of the shares certified that he/she/it is not a U.S. Person and is not acquiring the securities for the account or benefit of any U.S. Person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Securities Act.

Accounting Treatment; Change of Control. Pursuant to the Reverse Acquisition, Cambell International is deemed to be the acquirer. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the business combination will be those of Cambell International and its consolidated subsidiaries and will be recorded at the historical cost basis of Cambell International and retroactively restated. The consolidated financial statements after consummation of the business combination will include the assets and liabilities of Cambell International and its subsidiaries and VIE, historical operations of Cambell International and its subsidiaries and VIE, and operations of Bitmis Corp., now known as Cambell International Holding Corp., from the closing date of the Reverse Acquisition.

Pursuant to the business combination, a change of control of Bitmis Corp. occurred as of the closing date. Except as described in this Annual Report, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of our Board and, to our knowledge, no other arrangements exist that might result in a change of control of Bitmis Corp., now known as Cambell International Holding Corp.

We continue to be a “smaller reporting company,” as defined under the Exchange Act, following the Reverse Acquisition.

Amendments to Articles of Incorporation

Name Change to Campbell International Holding Corp. Effective as of May 25, 2023, our Board of Directors and majority consenting shareholders signed a joint written consent (the “Campbell Joint Written Consent”), approving an amendment to our articles of incorporation to change our name and trading symbol. The Campbell Joint Written Consent was approved by all members of the Board of Directors and by a majority of our shareholders holding of record an aggregate of 10,406,400 shares of our common stock.

On June 29, 2023, an amendment to the articles of incorporation was filed with the Nevada Secretary of State (the “Campbell Certificate of Amendment”) to effect the change of name from “Bitmis Corp.” to “Campbell International Holding Corp.” (the “Campbell Company Name Change”). On July 10, 2023, the Company also filed an issuer notification form with FINRA (the “Issuer Notification”) reflecting the Campbell Company Name Change and requesting a change in its trading symbol from “BITM” to “KAFC” or such other trading symbol as may be available. The Campbell Certificate of Amendment to the Corporation’s Articles of Incorporation was effective as of the date of acceptance by the Secretary of State of the State of Nevada or June 29, 2023.

The foregoing description of the Campbell Certificate of Amendment and Campbell Joint Written Consent do not purport to be complete and are qualified in their entirety by reference to the full text of the Campbell Certificate of Amendment and Campbell Joint Written Consent, which were filed as Exhibit 3.1 and Exhibit 99.1, respectively, to the Current Report on Form 8-K with the Securities and Exchange Commission on July 11, 2023.

Name Change to Cambell International Holding Corp. Effective as of July 19, 2023, our Board of Directors and majority consenting shareholders signed a joint written consent (the “Cambell Joint Written Consent”), approving an amendment to the articles of incorporation to change the name of the Company and the Company’s trading symbol. The Cambell Joint Written Consent was approved by all members of our Board of Directors and by the majority of our shareholders holding of record an aggregate of 10,406,400 shares of our common stock.

On July 25, 2023, a further amendment to our articles of incorporation was filed with the Nevada Secretary of State to effect the change of name from “Campbell International Holding Corp.” to “Cambell International Holding Corp.” (the “Cambell Certificate of Amendment”). The Cambell Certificate of Amendment to our articles of incorporation was effective as of the date of acceptance by the Secretary of State of the State of Nevada on July 25, 2023.

The foregoing description of the Cambell Certificate of Amendment and Cambell Joint Written Consent do not purport to be complete and are qualified in their entirety by reference to the full text of the Cambell Certificate of Amendment and Cambell Joint Written Consent, which were filed as Exhibit 3.1 and Exhibit 99.1 to the Current Report on Form 8-K with the Securities and Exchange Commission on August 10, 2023.

Current Corporate Structure

Following the consummation of the Reverse Acquisition, we engage in the research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials as well as the production, distribution, marketing, and sales of natural β -carotene health food products. Natural β -carotene is a safe source of vitamin A which is an essential nurturant important for vision, growth, cell division, reproduction, and immunity as well as containing antioxidant properties which offer protection from diabetes, heart disease, and cancer.

The Company owns 100% of the issued and outstanding capital stock of Cambell International Holding Limited, which was incorporated on September 23, 2020 under the law of the British Virgin Islands. Cambell International Holding Limited is a holding company holding the following entities:

Win&win Industrial Development Limited	●	A British Virgin Islands company	100%
(“Win&win”)	●	Principal activities: investment holding

BJK Holding Group Limited	●	A Hong Kong company	100%
(“BJK Holding”)	●	Principal activities: investment holding

Baijiakang (LiaoNing) Health Information Consulting Service Co., Ltd	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
(“Baijiakang Consulting”)	●	Principal activities: consultancy and information technology support

LiaoNing KangBaiEr Biotechnology Development Co., Ltd.	●	A PRC limited liability company	VIE by contractual arrangements
(“Liaoning Kangbaier”)	●	Incorporated on September 22, 2015
	●	Principal activities: research and development of extraction processes of natural β - carotene, the planting and harvesting of raw materials, and the production, distribution, marketing, and sales of natural β -carotene health food products.

Doron KangBaier Biotechnology Co. LTD (“Doron”)	●	A PRC limited liability company	100% owned by LiaoNing KangBaiEr
	●	Principal activities: research and support

LiaoNing BaiJiaKang Health Technology Co. LTD (“Liaoning”)	● ●	A PRC limited liability company Principal activities: promotion and support	100% owned by LiaoNing KangBaiEr

Cambell International Holding Limited

Cambell International Holding Limited (“Cambell International”) was incorporated in the British Virgin Islands on September 23, 2020.

On December 30, 2022, Cambell International entered into the Share Exchange Agreement with Bitmis Corp., now known as Cambell International Holding Corp., and the shareholders of Cambell International to acquire all the issued and outstanding capital of Cambell International in exchange for the issuance by Bitmis Corp. of an aggregate of 1,000,000 shares of our common stock to those shareholders (“Reverse Acquisition”). As a condition of closing of the Reverse Acquisition, Ms. Xiaoyan Yuan transferred to the Cambell Shareholders 9,000,000 shares of Bitmis’ series A preferred stock, $0.001 par value per share (the “Preferred Shares”) owned by her. After the Reverse Acquisition, Cambell International became a wholly-owned subsidiary of Bitmis Corp. on December 30, 2022.

Win&win Industrial Development Company Ltd.

Win&win Industrial Development Company Ltd, a British Virgin Islands company formed on November 3, 2020 (“Win&win”), is a wholly owned subsidiary of Cambell International, which was established in connection with our intent to become listed.

BJK Holding Group Limited

BJK Holding Group Limited, a Hong Kong company, (“BJK Holding”) is a wholly owned subsidiary of Win&win formed on November 30, 2020. Originally incorporated as Yangtze River Holding Group Limited, it changed its name to Baijiakang Holding Group Limited on August 31, 2021.

Baijiakang (Liaoning) Health Information Consulting Services Co., Ltd.

Baijiakang (Liaoning) Health Information Consulting Services Co., Ltd. (“Baijiakang Consulting”), a wholly owned subsidiary of BJK Holding, was formed on February 16, 2022 as a limited company pursuant to PRC law (WFOE).

Liaoning Kangbaier Biotechnology Development Co., Ltd

Liaoning Kangbaier Biotechnology Development Co., Ltd. (“Liaoning Kangbaier”), the VIE, was formed under the laws of the PRC on September 22, 2015. We operate our research, development, production, and marketing business of natural B-carotene based nutritional products through Liaoning Kangbaier and its wholly owned subsidiaries, Doron Kangbaier Biotechnology Co. Ltd., and Liaoning BaiJiaKang Health Technology Co. Ltd., in China.

Pursuant to PRC law, each entity formed under PRC law must have a business scope as submitted to the Administration for Market Regulation or its local counterpart. Depending on the particular business scopes, approval by the relevant competent regulatory agencies may be required prior to commencement of business operations. Since the sole business of our WFOE is to provide Liaoning Kangbaier with technical support, consulting services, and other management services relating to its day-to-day business operations and management in exchange for a service fee approximately equal to all pre-tax profits of Liaoning Kangbaier and its subsidiaries (minus any accumulated losses (if any) of Liaoning Kangbaier and its subsidiaries in the previous fiscal year, and the amount required for operating funds, expenditures, taxes, and other statutory contributions in any particular fiscal year), such business scope is appropriate under PRC law. Liaoning Kangbaier, on the other hand, is also able to, pursuant to its business scope, conduct the business of manufacturing nutritional products. Liaoning Kangbaier is approved by the Market Regulation Bureau of Panjin to engage in its business.

We control Liaoning Kangbaier through a series of contractual arrangements, or “VIE Agreements,” which are described under “Contractual Arrangements among WFOE, Liaoning Kangbaier, and Liaoning Kangbaier Shareholders.” The VIE Agreements are designed so that the operations of the VIE are solely for the benefit of WFOE and ultimately, the Company. As such, under U.S. GAAP, the Company is deemed to have a controlling financial interest in, and be the primary beneficiary of, the VIE for accounting purposes only and must consolidate the VIE because we meet the conditions under the U.S. GAAP to consolidate the VIE.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Contractual Arrangements among WFOE, Liaoning Kangbaier, and Liaoning Kangbaier’s Shareholders

While we do not have any equity interest in our consolidated affiliated entities, we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses, or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise, or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations, and rules on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. See “Item 1A. Risk Factors-Risks Related to Doing Business in China.” For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Item 1A. Risk Factors - Risks Relating to our Commercial Relationship with our VIE.”

The following is a summary of the VIE Agreements among the WFOE, Liaoning Kangbaier, and Liaoning Kangbaier’s Shareholders.

On November 27, 2022, Baijiakang Consulting, Liaoning Kangbaier, and Liaoning Kangbaier’s Shareholders. entered into a series of contractual agreements for Liaoning Kangbaier to qualify as a variable interest entity or VIE (the “VIE Agreements”). The VIE Agreements consist of the following:

(1)	Consulting Service Agreement

(2)	Business Operation Agreement

(3)	Proxy Agreement

(4)	Equity Disposal Agreement

(5)	Equity Pledge Agreement

Consulting Service Agreement. Pursuant to the terms of the Exclusive Consulting and Service Agreement dated November 27, 2022, between Baijiakang Consulting and Liaoning Kangbaier (the “Consulting Service Agreement”), Baijiakang Consulting is the exclusive consulting and service provider to Liaoning Kangbaier to provide business-related software research and development services; design, installation, and testing services; network equipment support, upgrade, maintenance, monitor, and problem-solving services; employees training services; technology development and sublicensing services; public relations services; market investigation, research, and consultation services; short to medium term marketing plan-making services; compliance consultation services; marketing events and membership related activities planning and organizing services; intellectual property permits; equipment and rental services; and business-related management consulting services. Pursuant to the Consulting Service Agreement, the service fee is the remaining amount after Liaoning Kangbaier’s profit before tax in the corresponding year deducts Liaoning Kangbaier’s losses, if any, in the previous year, the necessary costs, expenses, taxes, and fees incurred in the corresponding year, and the withdraws of the statutory provident fund. Liaoning Kangbaier agreed not to transfer its rights and obligations under the Consulting Service Agreement to any third party without prior written consent from Baijiakang Consulting. In addition, Baijiakang Consulting may transfer its rights and obligations under the Consulting Service Agreement to Baijiakang Consulting’s affiliates without Liaoning Kangbaier’s consent, but Baijiakang Consulting shall notify Liaoning Kangbaier of such transfer. This Agreement is valid for a term of 10 years subject to any extension requested by Baijiakang Consulting unless terminated by Baijiakang Consulting unilaterally prior to the expiration.

Business Operation Agreement. Pursuant to the terms of the Business Operation Agreement dated November 27, 2022, among Baijiakang Consulting, Liaoning Kangbaier, and the shareholders of Liaoning Kangbaier (the “Business Operation Agreement”), Liaoning Kangbaier has agreed to subject the operations and management of its business to the control of Baijiakang Consulting. According to the Business Operation Agreement, Liaoning Kangbaier is not allowed to conduct any transactions that has substantial impact upon its operations, assets, rights, obligations, and personnel without the Baijiakang Consulting’s written approval. The shareholders of Liaoning Kangbaier and Liaoning Kangbaier will take Baijiakang Consulting’s advice on appointment or dismissal of directors, employment of Liaoning Kangbaier’s employees, regular operation, and financial management of Liaoning Kangbaier. The shareholders of Liaoning Kangbaier have agreed to transfer any dividends, distributions, or any other profits that they receive as the shareholders of Liaoning Kangbaier to Baijiakang Consulting without consideration. The Business Operation Agreement is valid for a term of 10 years or longer upon the request of Baijiakang Consulting prior to the expiration thereof. The Business Operation Agreement may be terminated earlier by Baijiakang Consulting with a 30-day written notice.

Proxy Agreement. Pursuant to the terms of the Proxy Agreements dated November 27, 2022, among Baijiakang Consulting, and the shareholders of Liaoning Kangbaier (each, the “Proxy Agreement”, collectively, the “Proxy Agreements”), each shareholder of Liaoning Kangbaier has irrevocably entrusted his/her shareholder rights as Liaoning Kangbaier’s shareholder to Baijiakang Consulting , including but not limited to, proposing the shareholder meeting, accepting any notices with regard to the convening of shareholder meeting and any other procedures, conducting voting rights, and selling or transferring the shares held by such shareholder, for 10 years or earlier if the Business Operation Agreement was terminated for any reasons.

Equity Disposal Agreement. Pursuant to the terms of the Equity Disposal Agreement dated November 27, 2022, among Baijiakang Consulting, Liaoning Kangbaier , and the shareholders of Liaoning Kangbaier (the “Equity Disposal Agreement”), the shareholders of Liaoning Kangbaier granted Baijiakang Consulting or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase Liaoning Kangbaier’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at Baijiakang Consulting’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of Liaoning Kangbaier agreed to give Liaoning Kangbaier the total amount of the exercise price as a gift, or in other methods upon Baijiakang Consulting’s written consent to transfer the exercise price to Liaoning Kangbaier. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of Baijiakang Consulting.

Equity Pledge Agreement. Pursuant to the terms of the Equity Pledge Agreement dated November 27, 2022, among Baijiakang Consulting and the shareholders of Liaoning Kangbaier (the “Pledge Agreement”), the shareholders of Liaoning Kangbaier pledged all of their equity interests in Liaoning Kangbaier to Baijiakang Consulting, including the proceeds thereof, to guarantee Liaoning Kangbaier’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, an “Agreement”, collectively, the “Agreements”). If Liaoning Kangbaier or its shareholders breach its respective contractual obligations under any Agreements, or cause to occur one of the events regards as an event of default under any Agreements, Baijiakang Consulting, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in Liaoning Kangbaier. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without Baijiakang Consulting’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreements have been fulfilled.

The foregoing summaries of the VIE Agreements do not purport to be complete and are subject to, and qualified in their entirety by, the respective VIE Agreement, which are filed as Exhibits 10.2 through 10.6 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 11, 2023.

Cash Flows

Our Company is a holding company, and we will rely on dividends and other distributions on equity paid by our Hong Kong and China subsidiaries for our cash and financing requirements. Any funds we may transfer to Baijiakang Consulting, either as a loan or as an increase in registered capital, are subject to approval by or registration with relevant government authorities in China, regardless of the amount of the transfer. According to the relevant PRC regulations, capital contributions to our PRC subsidiary are subject to the submission of reports of changes through the enterprise registration system and registration with a local bank authorized by SAFE. In addition, any foreign loan procured by our PRC subsidiary is required to be registered with SAFE, and such loan is required to be registered with the NDRC. We may not be able to complete such registrations or obtain necessary approvals on a timely basis with respect to future capital contributions or foreign loans by us to our PRC subsidiary. If we fail to complete such registration or other procedures, our ability to maintain our corporate structure while capitalizing our PRC subsidiary’s operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

Substantially all of our revenue is earned by our PRC subsidiary, Baijiakang Consulting, and Liaoning Kangbaier, the VIE. Neither we nor Baijiakang Consulting own any equity interest in Liaoning Kangbaier. In accordance with the terms of the Consulting Service Agreement, Baijiakang Consulting is entitled to receive payments from Liaoning Kangbaier as the VIE in the form of a service fee which, in turn, may be distributed to us as dividends. As a holding company, we will rely on dividends and other distributions on equity paid by our BVI, Hong Kong, and PRC subsidiaries for our cash and financing requirements. Our Hong Kong and PRC subsidiaries are permitted under the respective laws of China and Hong Kong to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent that cash is in our Hong Kong or PRC subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on the ability to transfer cash. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us.

After investors’ funds enter the Company, the funds can be directly transferred to Cambell International in accordance with the laws of the State of Nevada, which will then directly transfer the funds to Win&win in accordance with the laws of the British Virgin Islands. Win&win can then transfer the funds to BJK Holding, which can subsequently transfer funds to Baijiakang Consulting. If the Company intends to distribute dividends, Baijiakang Consulting will transfer funds received from Baijiakang Consulting, the VIE, as dividends to BJK Holding in accordance with the laws and regulations of China. BJK Holding will then transfer the funds to Win&win in accordance with the laws of Hong Kong, Win&win will transfer the funds to Cambell International, and Cambell International will then transfer the funds to the Company in accordance with the laws of the BVI. The Company will then distribute the dividends to all of its shareholders respectively in proportion to the shares they hold in accordance with the laws and regulations of the State of Nevada, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

Under the Companies Ordinance of Hong Kong, dividends may only be paid out of distributable profits (that is, accumulated realized profits less accumulated realized losses) or other distributable reserves. Dividends cannot be paid out of share capital. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollars into foreign currencies and the remittance of currencies out of Hong Kong, nor is there any restriction on foreign exchange to transfer cash between our Company and its subsidiaries, across borders and to U.S investors, nor on distributing earnings from our Hong Kong subsidiary’s business to our Company and U.S. investors and amounts owed. Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends.

Under PRC laws, rules and regulations, our PRC subsidiary and VIE are required to set aside at least 10% of their after-tax profits each year after making up for previous years’ accumulated losses, if any, to fund certain statutory reserves, until the aggregate amount of such fund reaches 50% of their registered capital. However, there can be no assurance that the PRC government will not intervene or impose restrictions on their ability to transfer or distribute cash within our organization or to foreign investors, which could result in an inability or prohibition on making transfers or distributions outside of China and may adversely affect our business, financial condition, and results of operations.

As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other; nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries have paid any dividends, other distributions or transferred assets to our holding company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, we have not made any transfers, paid any dividends, or made any distributions to U.S. investors.

Neither the Company nor its Hong Kong subsidiary or its PRC subsidiary have paid dividends or made distributions to U.S. investors. No funds have been transferred by the holding companies to the Hong Kong subsidiary, the PRC subsidiary, or the VIE for the fiscal years ended June 30, 2023 or 2022, and through the date of this Annual Report, to fund their business operations. In the future, any cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, and to Baijiakang Consulting as loans.

See “Condensed Consolidating Schedule,” below and “Item 8. Financial Statements and Supplementary Data - Consolidated Financial Statements and Footnotes” on page 96;

Condensed Consolidating Schedule

Set forth below is the condensed consolidated balance sheet information as of June 30, 2023, condensed consolidated statements of operations and cash flows for the fiscal year ended June 30, 2023, and showing financial information for the parent company, Cambell International Holding Limited, the non-VIE subsidiaries (as defined below), the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities in the organizational diagram on page 13.

For the purposes of this section:

“Parent entity” refers to Cambell International Holding Corp.

“Non-VIE subsidiaries” refers to the following entities:

●	Cambell International Holding Limited (“Cambell International”)

●	Win&win Industrial Development Limited (“Win&win”)

●	BJK Holding Group Limited (“BJK Holding)”)

●	Baijiakang (Liaoning) Health Information Consulting Services Co. Ltd. (“Baijiakang Consulting”)

“VIE” refers to Liaoning Kangbaier Biotechnology Development Co., Ltd (“Liaoning Kangbaier”).

Condensed Consolidated Balance Sheets

As of June 30, 2023

	Parent	Non-VIE Subsidiaries Consolidated	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$-	$286,272	$-	$286,272
Intercompany receivables-current	-	-	-	-	-
Total Current Assets	-	-	844,615	-	844,615
Intercompany receivables-noncurrent	-	-	-	-	-
Total Non-current Assets	-	-	354,944	-	354,944
Total assets	-	-	1,199,559	-	1,199,559
Intercompany payables	-	-	-	-	-
Total current liabilities	-	-	3,909,576	-	3,909,576
Total noncurrent liabilities	-	-	-	-	-
Total Liabilities	-	-	3,909,576	-	3,909,576
Total Shareholders’ Deficit	-	-	(2,710,017)	-	(2,710,017)
Non-controlling interest	-	-	-	-	-
Total Deficit	-	-	(2,710,017)	-	(2,710,017)

Intercompany receivables from non-VIE entities and intercompany payables to VIE represent a loan to non-VIE entities for working capital purposes.

Condensed Consolidated Statements of Operations Data

	For the year ended June 30, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$463,076	$-	$463,076
Intercompany revenue	-	-	-	-	-
Cost of revenue and related tax	-	-	371,455	-	371,455
Gross profit	-	-	91,621	-	91,621
Total operating expenses	-	-	884,845	-	884,845
Intercompany operating expenses	-	-	-	-	-
Loss from operations	-	-	(793,224)	-	(793,224)
Other income net	-	-	16,190	-	16,190
Loss before income tax	-	-	(777,034)	-	(777,034)
Income tax benefit	-	-	391	-	-
Net loss	-	-	(776,643)	-	(776,643)

Condensed Consolidated Schedule of Cash Flows

	For the year ended June 30, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net loss	$-	-	(776,643)	-	(776,643)
Intercompany receivables	-	-	-	-	-
Intercompany payables	-	-	-	-	-
Net cash used in operating activities	-	-	(9,549,393)	-	(9,549,393)
Net cash used in investing activities	-	-	(1,175)	-	(1,175)
Net cash provided by financing activities	-	-	9,652,570	-	9,652,570
Effect of exchange rate fluctuation on cash	-	-	(19,734)	-	(19,734)

Our Business

Overview

We are a U.S. holding company incorporated in Nevada on June 6, 2016, which operates through our wholly owned subsidiary, Cambell International, a company incorporated in the British Virgin Islands on September 23, 2020. Cambell International, through a series of wholly owned subsidiaries incorporated in the British Virgin Islands, Hong Kong and the PRC, conducts our operations through our VIE established in the People’s Republic of China. We do not have any equity ownership of our VIE; instead, we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements, or “VIE Agreements”, which are used to replicate foreign investment in China-based companies where Chinese law has certain restrictions on direct foreign investment in the Chinese operating companies.

Our China-based VIE, Liaoning Kangbaier, and its subsidiaries are focused on the research and development of extraction processes of natural β -carotene, as well as the production, distribution marketing and sales of natural β -carotene health food products. Natural β -carotene is a safe source of vitamin A, which is an essential nurturant important for vision, growth, cell division, reproduction, and immunity. Natural β -carotene also has antioxidant properties that offer protection from diabetes, heart disease and cancer.

The Chinese government is committed to improving the health and life expectancy of its populace, which has seen dramatic increases in the spread of diseases resulting in reduced life expectancy and premature mortality. These are the result of a number of factors including industrialization, urbanization, population aging, and environmental changes. To actively respond to these health issues, the government has adopted and implemented a number of programs to promote health awareness and improve the medical and health system. These initiatives, together with the global outbreak of COVID-19, have increased the public’s awareness and demand for health products and nutritious and healthy food.

To address this demand and market potential, we have developed a line of natural β -carotene health products, including natural β -carrot juice, natural β -carrot powder, and natural β -carotene noodles. We are continuing to develop a variety of carotene products, such as carotene milk, carotene biscuits, carotene jelly, carotene enzyme, and others. These products are distributed, marketed and sold in China through sales companies, regional agents, and franchised Baijiakang Healthy Lifestyle Supermarket.

To date, all of Liaoning Kangbaier’s products are distributed through qualified dealers in the markets where it operates. Liaoning Kangbaier has a stable and well-established distribution network, which has helped it grow its sales and expand its markets. As of the date of this Annual Report, Liaoning Kangbaier has established relationships with over fifty distributors in China. Our management is constantly looking to add and build long term relationships with qualified and reputable distributors to increase our distribution network.

Our Strengths

We believe that the following strengths enable us to capture business opportunities and differentiate us from our competitors:

Our Mission is in Harmony with Government Initiatives

Our mission to provide high quality nutritional health products under the “Kangbaier” brand is in harmony with recent government initiatives to improve the health conditions of its citizens.

The Healthy China Action (2019-2030) was formulated in 2019 to actively respond to the prominent health problems of the Chinese people by implementing effective intervention measures to improve the quality of life in China by providing improved health at a lower cost, with emphasis on the elderly.

In 2019, the Law of the People’s Republic of China on Basic Medical and Health Care and Health Promotion was adopted to promote health awareness and improve the medical and health system. This legislation emphasized prevention and promoted non-medical health nutrition as a method of significantly reducing the cost of health and treatment.

To help promote healthy lifestyles and physical strength, the Chinese government has produced a new revised version of the Dietary Guidelines for Chinese Residents (2022) as guidance for dietary intake among its population concluding that a high quality diet is believed to play an important role in promoting improved health and preventing many kinds of chronic degenerative diseases, including cancer, cardiovascular disease, diabetes, and obesity.

Our natural β -carotene health products address our customers’ requirements for nutritional products that can improve one’s health.

Well Established Distribution Network

We have a stable and well-established distribution network, which has helped us grow our sales and expand our market share. Our distribution network consists of sales companies, regional agents and Baijiakang Healthy Lifestyle Supermarkets which are being developed on a franchise model. These markets provide a comprehensive platform for one-stop shopping, physiotherapy, and health services for the middle-aged and elderly. We are constantly looking to add qualified and reputable distributors to our network and have built long-term relationships with a number of them.

Strong Focus on Research and Development

Our research and development (“R&D”) capability has always been a cornerstone of our success. Our R&D department has pioneered natural β -carotene extraction technology that increases the extraction rate from raw materials from 25% to 65%-70% with an absorption rate as high as 92%. To meet customers’ needs, our R&D department is continuously developing additional natural β -carotene health products.

Vertically Integrated Production

Liaoning Kangbaier is mainly engaged in the research, development, and sale of nutritional products. The relevant nutritional products are manufactured under contract with an independent company, entrusted by Liaoning Kangbaier, which holds a Food Production License. We benefit by controlling the quality of production, while ensuring timely delivery of products.

Our Strategies

We plan to pursue the following strategies to further grow our business:

Focus On Our Health-Themed Physical Life Service Supermarkets

Create community one-stop health value added service portals based on the Baijiakang Healthy Lifestyle Supermarket concept which promotes our natural β -carotene series products and integrates health evaluation and consultation, health therapy, health education, and daily necessities to offer comprehensive health services to our customers.

Expand Product Offerings by Adding New Products

We believe that there are opportunities for us to expand our sales by adding additional natural β -carotene products to our product offerings.

Enhance Our Distribution Network

As of the date of this Annual Report, our products have been sold to five provinces and cities nationwide. We plan to cooperate with more institutions and well-known enterprises as well as to add more local agents to further strengthen and expand our distribution network and supermarket chains and expand our market to other parts of China.

Improve Brand Awareness

We intend to develop brand awareness by promoting our products and expanding our marketing by offering our β -carotene product as a health product or nutritional supplement (“Little Blue Cap”) and selling our products to more chain stores and agents in China.

Selectively seek out strategic acquisitions

As the market competition intensifies, those small and medium-sized producers with weak research and development capabilities are under great pressure. We are a biotechnology company focusing on natural vitamin extraction technology, and our technology can be applied to the extraction of nutrients in many categories of products. In the future, we may integrate and acquire small and medium-sized manufacturers that meet our quality standards to improve our competitiveness.

Our Products and Markets

We, through our China-based VIE, Liaoning Kangbaier and its subsidiaries, produce, market, and sell natural β -carotene-based health products. Natural β -carotene is a safe source of vitamin A and has high nutritional and medicinal value. A substantial amount of scientific research data, obtained through clinical trials at home and abroad have verified that natural β -carotene plays a significant role in supplementing vitamin A, acts as an antioxidant, maintains cell vitality, assists in cancer prevention, vision protection, blood glucose regulation, body immunity improvement, intestinal microecological protection, cardiovascular and cerebrovascular disease prevention, may delay the effects of aging, and provides other physical benefits.

Natural β -carotene is widely used in the health food, health products, dietary supplements, cosmetics and feed industries, and the global market application scale is steadily growing. According to Technavio data, the global β -carotene market size reached $370 million in 2015 and reached $460 million in 2020, with a compound annual growth rate of 4.5%. The market size is expected to reach $650 million by 2026.

We have developed a natural β -carotene series of health products, including natural β -carrot juice, natural β -carrot powder, and natural β -carotene noodles. In the future, we plan to develop a variety of other forms of carotene products, such as carotene milk, carotene biscuits, carotene jelly, carotene enzyme, and others, so that carotene products will become a staple of the Chinese diet.

Our Production Process

The following diagram explains our process from raw material procurement to production and processing:

Our contract production provider currently has 4 production lines consisting of four stages, with an annual production capacity of 2,600 tons of β carrot powder.

Processing and Quality Control

Our goal is to provide high-quality products to our consumers. We strive to achieve this goal by establishing a quality control system and recruiting research and development personnel. In addition, our carrot raw material source is reliable, the quality is guaranteed, and the entire manufacturing process is strictly in accordance with our internal quality control supervision standards.

Following the acceptance, selection, and procurement of raw materials, the carrots first undergo two cleanings, and then are, peeled, cooked, pulped, and homogenized into carrot juice. Using the nonenzymatic method to fully destroy the interstitium and using the physical method to separate the cell space and eventually completely break down the cell wall, our carotene nucleic acid material separation process takes the β -carotene extraction rate from 25% in the traditional process to 65% - 70% in our process. In the filling process, a three-in-one cold and hot filling system is adopted. The filling operation is smooth and fast. During the filling process, the inspection related personnel monitor each link in time and use aseptic high-temperature filling. After the filling, the sterilization can effectively avoid the secondary contamination of the bottle mouth. The whole process is highly automated, with only a small part adjustment to achieve the conversion of parallel.

In China, every food manufacturer is required to comply with the applicable quality control and safety requirements. Our products are produced under contract with a company that has obtained the applicable food production license from the State Food and Drug Administration that meets the safety requirements stipulated in the Food Safety Law of the People’s Republic of China. Currently, we have 3 professionals performing technology-related functions, including product development and quality control.

As of June 30, 3023, we owned 25,000 mu of carrot planting base, with an annual output of 125,000 tons of carrots. For the years ended June 30, 2023 and 2022, our revenue is $463,076 and $829,371, respectively. The market repeat purchase rate is 80%. According to the consumer satisfaction survey in recent years, the satisfaction index of carotene series products is relatively high. According to consumer feedback, the product is excellent in improving vision, digestion, and immunity and in reducing the pain of chemoradiotherapy. Our products are mainly sold in the form of solid and liquid drinks.

Our β -Carotene Products

The following are some of our products:

Our main products are β-carotene series products. In order to introduce our products to the public quickly and widely, we have developed and designed various forms of products, such as liquid, powder, and pasta, taking into account the convenience of product transportation, appearance, and portability and catering to the different preferences of consumers. The amount of carotene in these different forms of products is slightly different. Our Natural Beta carotene drink contains 4mg of beta carotene per 100ml; the powdered beta-carotene content was ≥24.5mg per 100g.

While we strictly control the quality of our products, we will also continue to enrich the product categories. We will target the mass consumer market, covering different groups such as infants, young and middle-aged, and the elderly. In the next step, through the establishment of cooperation with China Polypeptide Industry Group, based on the cooperation of clear protein polypeptide powder, we are committed to the development of peptide products and other new products with carrot-based raw materials. In the future, through international product certification, we intend to enter the global market.

Research and Development

We believe our research and development capabilities are essential to ensure the success and competitiveness of our business.

At present, the standard international carrot fresh juice extraction process follows the fruit juice extraction process and utilizes fruit juice extraction equipment. This juice extraction process and equipment are only suitable for fruit pulp of parenchyma cells and concentrated juice products aiming to extract water-soluble ingredients, whereas the carrot is a root vegetable with developed intercellular cell and a solid cell wall. In addition, carotene is a fat-soluble component rather than a water-soluble component.

Our natural β -carotene extraction technology uses a non-enzymatic method to destroy the interstitium and a physical method to separate the cell space and eventually completely break down the cell wall. The cell wall and carotene nucleic acid sufficient separation process takes the β -carotene extraction rate from 25% to 65% - 70%, with an absorption rate as high as 92%. This production process, without adding any harmful ingredients, such as spices, pigment, or preservatives, increases the shelf life to more than 12 months.

Our natural β -carotene drinks contain a β -carotene content of 4mg per 100ml; the powder β -carotene content is per 100g≥24.5mg.

Quality Certifications and Accreditations

In a continuous effort to meet various international production and quality manufacturing standards, Liaoning Kangbaier has obtained ISO and JIS certificate certifications: (1) to show evidence of high quality manufacturing standards applied to the production and management processes; and (2) to access domestic and foreign markets. Our management believes that maintaining objectively verifiable quality standards fosters consumer confidence and loyalty and maximizes customer satisfaction and recognition.

Raw Materials and Suppliers

All of our raw materials (carrots) are either grown on our own property or sourced through cooperative arrangements with local farmers. Farmers with whom we cooperate are selected based on several criteria including, but not limited to, quality, farm location, delivery cycle, and price. As we have a variety of options for suppliers, we do not anticipate difficulties in obtaining suppliers to produce our products. The prices for these raw materials are subject to market forces largely beyond our control, including weather and growing cycles, market demand, economy trends, and freight costs. The prices for raw materials have fluctuated in the past and may fluctuate significantly in the future.

Our quality control system starts from procurement. Before entering our production flow, we inspect the farms to confirm that no harmful insecticides and chemical fertilizers are used, and the raw materials must be certified for quality. We also perform quality reexaminations and unannounced inspections on raw materials in the production process. We review the performance of our suppliers based on the defective percentage of their product and adjust the amount of procurement from them accordingly. Our supplier agreements usually contain a quality control clause, under which we may seek remedies against our suppliers, such as damages and rectification, in the event the product falls below our quality standard or exceeds a maximum defective product percentage.

Production Facilities

We exclusively entrust a third party contract manufacturer to process and produce our products, and we have established a long-term cooperative relationship. We provide a standardized production process and technical support to the contract manufacturer, and they produce our products in full accordance with our standards. Our contract manufacturer has the relevant production license qualification.

Sales and Marketing

The Ministry of Commerce and 12 other departments issued “opinions on promoting the construction of 15-minute urban convenient life circles” put forward, a quarter of an hour for the convenience of life circle in community residents as the service object, service radius for about 15 minutes’ walk, in order to meet the residents’ daily life basic consumption and quality consumption as the goal, with more forms agglomeration formation of community business circle.

The Ministry of Commerce and 13 other departments issued “guidance on promoting the brand chain convenience store to speed up the development” in an effort to improve the urban public service infrastructure, increase the accessibility of convenience stores, optimize the convenience store business environment, promote convenience store brands, chains, and intelligent development, increase the role of the convenience store in serving people’s quest for better health, and promote consumption.

Our product marketing and distribution strategy has been developed in accordance with the national policy guidance issued by the Ministry of Commerce which encouraged “the construction of an urban convenient life circle,” by “promoting brand name convenience stores” so that all of a resident’s basic daily needs can be satisfied within a fifteen minute walk from their home to centrally located convenience stores developed through comprehensive urban planning. Consistent with this guidance and to address market needs, we target community residents and ensure sales growth by expanding the scope of services provided.

Our distribution channels consist of sales companies, regional agents (provincial, urban and county), and the franchising of Baijiakang Healthy Lifestyle Supermarkets, which are divided into flagship and community stores. Localized agents have the advantage of familiarity with local resources as well as the ability to identify a potential franchisee for the Baijiakang Healthy Lifestyle Supermarkets.

We collect agency fees from agents at all levels across the country, collect franchise fees from Baijiakang Healthy Lifestyle Supermarkets nationwide, which sell our products nationwide.

As of June 30, 2023, we have more than 5 sales companies, 15 agents, and 55 Baijiakang Healthy Lifestyle Supermarkets, including 13 BaiJiaKang flagship stores and 42 community stores. These are concentrated in Shenyang City, Fushun City, Panjin City, Fuxin City, Inner Mongolia Autonomous Region, Liaoyang City, Anshan City, Kaiyuan City, Yingkou City, and Jilin City, as well as in Jilin, Hebei, Shandong, and Guangxi Provinces.

According to statistics, the average number of members of each flagship store is 500, the average number of members of each community store is 200, and the total number of members is about 15,000. Some of our agents and franchisees are also recruited from among our members. After experiencing our products and services, the members have improved their physical health. They are willing to establish a deeper partnership with us, which also enhances the relationship between us and our members as well as the relationship between us and our agents and Baijiakang Healthy Lifestyle Supermarkets.

We provide marketing plans, sales support, and personnel training for all Baijiakang Healthy Lifestyle Supermarkets using our extensive sales network, which has effectively promoted our sales and enhanced our brand image.

According to the civil affairs statistics for the first quarter of 2023 released by the official data of the Ministry of Civil Affairs of the NPC, PRC, there are 38,586 townships, towns, and streets, and 531,541 community service centers and service stations nationwide. According to the calculation of one community store serving 10 communities, we plan to expand the number of the Baijiakang Healthy Lifestyle Supermarkets to more than 10,000 in five years. With the gradual improvement of the service system and the escalation of the service project, we expect each store to reach a 70% growth rate every year.

The Baijiakang Healthy Lifestyle Supermarket Concept

The Baijiakang Healthy Lifestyle Supermarket, offered as a franchise, is intended to serve the middle-aged and elderly residents in the community by providing a comprehensive platform for one-stop shopping, physiotherapy, integrated health evaluation and consultation, health therapy, health education, and related health services. The goal is to meet the basic needs of the residents for a healthy life including natural β -carotene series products. Each store is equipped with professional health testing instruments, so that customers can participate in health evaluations and consultations. A personal profile is created for each member, recording their personal health data in detail, which, together with an analysis of the results by health testing instruments, can provide health-related disease prevention recommendations and suggest health-related products.

BaiJiaKang APP (www.baijiakang.wx.chinakbegf.com), provides technical support for offline stores and enables customers to register free as “members” through the mobile link, purchase goods, and enjoy other benefits. The mobile link also connects supply chains, distributors, franchisees, allied merchants, and other users with sales volume, customers, distributors, revenue, channels, and valuable customers, Win&win, a sense of community, and an inter-connected system.

We will provide pre-sales and after-sales tracking, maintenance, feedback, and emergency response services for store members. A consumer satisfaction evaluation system is employed to continuously improve our customers’ shopping experience, strengthen customer retention, and increase customers’ repurchase rate.

Competition

At present, the well-known brands familiar to consumers, such as Huiyuan, Weiquan, and Meiyuan, occupy most of the market share in the field of fruit juice drinks. Most of their products are made up of a combination of concentrated fruit juice and pure inlet water. The fruit juice content is about 10%, and the main element that is helpful to the human body is vitamin C. Our ultra-thick carrot juice has a vegetable juice content as high as 85%, is rich in vitamin C, and every 100ml of ultra-thick carrot juice contains 4mg of β carotene, which can be converted in the human body into vitamin A. Vitamin A is beneficial to human eyes, skin, immunity, anti-aging, and other things. So, most of our competitors’ products contain food additives and, in terms of nutrients, these brands are not absolutely focused on health and nutrition.

As a biotech company, we have been focusing on extracting natural β -carotene from carrots. Our continuous R & D investment and continuous technological innovation have increased our extraction cost, which has also led to the higher price of our products than the chemically synthesized carotene products on the market. But the nutritional value of our natural β -carotene series is much higher than similar products on the market.

With the continuous growth of the market demand for carrot deep processing products and the further development of the health industry, domestic and foreign market competition has accelerated. Quality, technology, and cost form a huge network of relationships between enterprises and customers. We believe that the Company’s products should focus on customers more accurately, quickly gain a foothold in the market, and occupy a certain share, and then continue to develop and grow, otherwise we will face double pressure from the international and domestic markets. If the Company has the following situations, such as decision-making mistakes, poor market expansion, inability to maintain our advanced technology and production level, or the market supply and demand situation undergoes significant adverse changes, we will face an adverse market competition situation.

We believe that our ability to compete depends on many factors within and outside our control, including:

●	promotion of agriculture by applying scientific and technological advances

●	Large-scale planting base

●	Continuous R & D investment and continuous technological innovation

●	Stable R & D team

●	Excellent professional management team

●	Continuous marketing and promotion

●	Market-oriented adjustment of the product structure

●	Consumer trust and loyalty to the products

●	Our brand advantage over our competitors in the market

We also work with regional and globally renowned health product business partners and health organizations:

●	Cooperated with Hong Xinghua, a researcher from Shijiazhuang Institute of Agricultural Modernization, Chinese Academy of Sciences, to create a production project with high carotene content.

●	Establish cooperation with China Polypeptide Industry Group and devote ourselves to the development of carrot-based peptide products based on the cooperation of clear protein polypeptide powder.

●	China Polypeptide Industry Group is the first polypeptide research base in China, the forward-looking leader in China’s polypeptide industry, and the most professional polypeptide application commercial organization in Asia. At present, it has established a government-funded professional peptide application research institute (Development and Application Research Center) and the only albumin polypeptide raw material production base in China, which is the polypeptide research base of the Chinese Society of Health Science and Technology (national). It participated in the formulation of national industry standards for albumin polypeptide and soybean polypeptide.

●	Cooperate with Professor Zhu Beiwei of Dalian University of Technology to develop fruit and vegetable deep processing products.

Overview of Health Food Market

As reported by Gentleman Marketing Agency (“GMA”), a study from Statista states that, between 2020 and 2025, China’s health (functional) foods market is projected to expand by 30%, reaching an estimated RMB244 billion (US$34.3 billion) by 2025. This steady and impressive expansion can only be expected to continue as the demand for health food and dietary supplements is increasing.

The Hong Kong Trade Development Council (“HKTDC”) published an article on China’s Health Food Market in September 2022, which stated that changes in age demographics, domestic child policy, and lifestyle has driven the growth of the health food market in the People’s Republic of China.

HKTDC determined that the average age of the population of China is increasing. It cited statistics from the PRC government that the number of people aged 65 or above in mainland China reached 200 million in 2021, or 14.2% of its total population. This age group is expected to increase to 25% of China’s total population by 2030. Currently, the average life expectancy in China is 77.3 years and it is expected to reach 81.9 years by 2040. HKTDC quoted a study from iiMedia Research which found that the main reason seniors purchase health food is to follow their doctor’s advice or to get sufficient essential nutrients to improve their overall health. The study shows that a majority of seniors concentrated on boosting their immunity through health food. Moreover, HKTDC quoted another source that found that nearly 50% of the middle-aged and senior populations in China are willing to spend 40% of their budgets on personal health.

The Center for Strategic and International Studies has pointed out that mainland China replaced its legacy one-child policy with a two-child policy in 2016 and then passed a three-child policy into law in July 2021. HKTDC speculates that the universal implementation of the three-child policy can be expected to increase demand in the maternal and baby health food markets. According to HKTDC, statistics show that 94.7% of pregnant women consume health food products, particularly folic acid, milk powder, and multi-vitamin tablets, during pregnancy. Further, HKTDC cited a study from iiMedia Research that the maternal and baby health food markets increased by 8.2% between 2020 and 2021 to over RMB70.41 billion (US$9.89 billion) in 2021 and represented 26% of the total market share of health food in mainland China.

According to the above-mentioned article published by Hong Kong Trade Development Council in September 2022, the government of the People’s Republic of China has progressively encouraged its civilians to lead healthy lifestyles and minimize diseases so as to lengthen life expectancy for its people and it introduced the “Healthy China Initiative 2019-2030” in 2019. Intelligence Research Group indicated that sales of health food in mainland China rose by 8.2% in 2021, and that the health food market in mainland China represented 17.8% of global sales in that year and was the second largest health food market in the world. The market for health food in this territory is expected to grow by 6% annually from 2021 through 2025.

Since the global health issue and the COVID-19 pandemic, people have increased their health and nutrition consciousness. Based on the statistics compiled by Euromonitor, the market size of health products in China was as follows:

Monteloeder S.L. analyzed that the demand for healthy food in the PRC has increased since the outbreak of COVID-19. It cited data announced by Suning that shows that 2020 Lunar New Year sales volume of health foods increased by 128% compared to 2019.

Seasonality

We have not experienced, and do not expect to experience, any seasonal fluctuations in our results of operations.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patent, trademark, and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. We do not rely on third-party licenses of intellectual property for use in our business.

In order to protect our intellectual property rights, we have filed trademark registration and patent applications in China, including but not limited to the following:

Brand Name	Figure	Trademark No	Trademark category
Kangbaier		1666988 30505039	32 30
Ao Wei Jian AWAYK	Text without graphics	10502470	30
AWAYK; Ovian Health	Text without graphics	4614729	30
Eagle bright god jiongjiong	Text without graphics	41401770	5
BaiJia kang garden	Text without graphics	67601794	44
BaiJia kang garden	Text without graphics	67621263	35
Bai Jia Kang		58482246	44

Pending patent filings:

Country	Patent Number	Patent Name	Document Serial Number	Proposer
China	202223232350.X	A beverage-processing device	2022120400695070	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	202223225332.9	A beverage processing and blending device	2022120300320500	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	202223238634.X	A residue filter device for beverage processing	2022120500916620	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	202223232363.7	An integrated beverage capping system for processing	2022120400700010	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	202223231375.8	A beverage processing and storage dustproof device	2022120400296310	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	202223231536.3	A carrot juice beverage processing with raw material mixing equipment	2022120400367610	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	202223238640.5	A water treatment device used for beverage processing	2022120500915880	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	202223215658.3	A filter device for processing fruit and vegetable drinks	2022120200953210	Liaoning Kangbaier Biotechnology Development Co., Ltd.

While we highly value our intellectual properties and related assets, we do not believe that our market position and competitiveness are heavily dependent on them, or that our operations are dependent upon any single patent or group of related patents to manufacture our products. We nevertheless face intellectual property-related risks.

Insurance

Liaoning Kangbaier and its subsidiaries maintain certain insurance policies to safeguard against risks and unexpected events. For example, Liaoning Kangbaier and its subsidiaries provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance, and medical insurance for employees. Liaoning Kangbaier and its subsidiaries also maintain property insurance for fixed assets and inventories. Liaoning Kangbaier and its subsidiaries are not required to maintain business interruption insurance or product liability insurance in China under PRC laws and do not maintain key man insurance, insurance policies covering damages to network infrastructures or information technology systems, nor any insurance policies for properties. During the fiscal years 2023 and 2022, Liaoning Kangbaier and its subsidiaries did not file any material insurance claims in relation to their businesses.

Regulations in China Applicable to our Business

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business.

PRC Laws and Regulations Relating to the Food Industry

The food manufacturing industry in China is highly regulated. The primary regulatory authority is the State Administration for Market Regulation (SAMR), including its provincial and local branches. As a manufacturer of food, we are subject to regulation and oversight by the SAMR and its provincial and local branches. The Food Safety Law of the People’s Republic of China (2021 Amendment, Food Safety Law) provides the basic legal framework for the administration of the production and sales of food in China and covers the processing, sales, trading, storage, transport, safety management, and other supervisory regulations on food. These regulations set forth detailed rules with respect to the administration of food safety in China. We are also subject to other PRC laws and regulations that are applicable to business operators and distributors in general.

PRC Licenses for Food Manufacturers and Operators

Pursuant to the Food Safety Law, China implemented a licensing system for food production and operations. A person or a legal person who engages in food production, food selling, or catering services shall obtain the Food Production License and/or Food Operation License from the food safety administrations of local people’s governments at the county level or above in accordance with the law. Our Food Production License was issued on July 6, 2018 by the former authority named Food and Drug Administration of Liu An City and will be valid until July 5, 2023. Our Food Operation License was issued by the Food and Drug Administration of Shu Cheng County on September 5, 2016 and expired after September 4, 2021.

Consumer Protection

According to the Law of the People’s Republic of China on the Protection of Consumer Rights and Interests (the “Consumer Protection Law”), as amended in October 2013 and effective in March 2014, the rights and interests of consumers who buy or use commodities or receive services for the purposes of daily consumption are protected and all producers, service providers, and distributors involved (collectively, “Operators”) must ensure that the products and services will not cause damage to persons and properties. The amended Consumer Protection Law further strengthens the protection of consumers and imposes more stringent requirements and obligations on the Operators selling through the Internet. For example, consumers are entitled to return goods purchased online, subject to certain exceptions, within seven days after receipt of such goods for no reason. Violations of the Consumer Protection Law may result in indemnification liabilities and/or the imposition of fines. In addition, if the circumstances are serious, the Operators will be ordered to suspend their operations and their business licenses will be revoked. Criminal liability may be incurred in some serious cases in accordance with the relevant PRC laws.

Product Quality

According to the Product Quality Law of the People’s Republic of China (the “Product Quality Law”) as amended and effective in December 2018, consumers who sustain losses or damages from defective products are entitled to be indemnified by either manufacturers or distributors. Nevertheless, if manufacturers are responsible for the defective products and the losses or damage caused thereby, the distributors which have indemnified consumers for their losses may seek claims on the indemnities against the manufacturers. In addition, products offered for sale must satisfy the relevant quality and safety standards. Enterprises shall not produce or sell counterfeit products in any fashion. Violations of the Product Quality Law may result in civil liabilities and administrative penalties, such as compensation for damages, fines, suspension, or shutdown of business, as well as confiscation of products illegally produced and sold and the proceeds from such sales. Severe violations may subject the responsible individual or enterprise to criminal liabilities.

Competition Law

Pursuant to the Anti-unfair Competition Law of the People’s Republic of China (the “Competition Law”), as amended and effective in April 2019, business operators shall abide by the principles of voluntariness, equality, fairness, honesty, and credibility, comply with laws and business ethics, and shall not conduct any act that disrupts the order of market competition or causes damage to the lawful rights and interests of other operators or consumers in violation of the Competition Law. Violations of the Competition Law may result in civil liability, the imposition of fines, and, in serious cases, revocation of the operator’s business license as well as incurrence of criminal liability.

Administrative Measures for the Administration of Sales Promotion Activities of Retailers

According to the Administrative Measures for the Sales Promotion Activities of Retailers as promulgated in September 2006 and effective in October 2006, when undertaking sales promotion activities, retailers should follow the principles of lawfulness, fairness, and good faith and may not impair the lawful rights and interests of consumers or other business operators. Furthermore, when undertaking sales promotion activities, a retailer should display the promotion contents at an eye-catching place in its business site and clearly mark the prices with the price tags; a retailer shall not cheat or induce the consumers to buy commodities by giving them a discount on the basis of a false original price or by marking a misleading price or taking a misleading price method; and a retailer shall not reduce the quality or after-sale service level for the promotion commodities. No retailer may undertake any sales promotion activity by making up a reason such as rummage sale, store dismantlement, termination of business, suspension of business, or shifting to another business. Violations of the above rules may result in relevant administrative or criminal responsibilities.

Regulations Related to Online Trading

Administrative Measures for Online Trading

According to the Administrative Measures for Online Trading as promulgated in January 2014 and effective in March 2014, where a company engages in online commodity trading and related services, it shall (a) obtain the relevant administrative license for the commodities sold or services provided as required by law; (b) disclose the basic information indicated on its business license or give a hyperlink to its business license at a notable position on the homepage of its website or the webpage for its business operations; (c) state integral information regarding its commodities and the dealing details; (d) ensure the integrity of such commodities or services; (e) issue such purchase vouchers or service receipts such as invoices to consumers; (f) allow consumers to return the commodities within seven days from receiving the commodities without cause and refund the prices paid by consumers; (g) employ bold manners to remind consumers of clauses of significant interest to consumers; (h) not by standard terms and conditions and other means, impose unfair or unreasonable rules on consumers to exclude or restrict consumer rights, reduce or remit the responsibilities of dealers, or aggravate the responsibilities of consumers, among others, or force consumers into any transactions by standard terms and conditions and technical means; and (i) protect the consumers’ private information. In addition, online commodity operators may not use an unauthorized similar domain name, name, or logo to mislead consumers, conduct misleading and false propaganda, make lottery sales, harm competitors’ business reputations or conduct other unfair competition acts. Violations of the above rules may result in the imposition of a warning and an order to make corrections, and fines may be imposed if the violator refuses to do so.

Electronical Commerce Law

According to the Electronical Commerce Law of the People’s Republic of China (the “E-commerce Law”) as promulgated in August 2018 and effective in January 2019, a series of requirements on e-commerce are stipulated, which apply to natural persons, legal persons, and unincorporated associations that are engaged in business activities of selling products or providing services over the Internet and other information networks, which shall include e-commerce platform operators, persons doing online business over e-commerce platforms, and e-commerce operators that sell products or provide services over their own websites or through other network services. Pursuant to the currently effective Administrative Measures for Online Trading, a natural person engaging in online trading of commodities and provision of relevant services shall conduct business activities through a third-party trading platform, and provide the platform with his or her valid and true contact and identity information, and if registration conditions are met, the natural person shall undergo industrial and commercial registration formalities in accordance with the law. However, the E-Commerce Law requires all e-commerce operators to go through the formalities for the registration of market entities, i.e. industrial and commercial registration formalities in accordance with the law, except for certain limited cases as stipulated in the E-commerce Law. According to Measures for the Investigation and Punishment of Unpermitted and Unlicensed Business Operations as promulgated in August 2017 and effective in October 2017, whoever engages in business operations without going through industrial and commercial registration formalities may be subject to punishment by the local administrative authority for industry and commerce, including but not limited to being ordered to stop the illegal conduct, confiscation of the illegal gains, and imposition of fines of not more than RMB10,000. The E-commerce Law also requires e-commerce operators to protect consumers’ right to know as well as their right to choose, protect their personal information, and clearly point out to consumers their tie-in sales in which additional services or products are added by merchants to a purchase, and not to assume consumers’ consent to such tie-in sales by default.

PRC Laws and Regulations Regarding Foreign Investment

The establishment, operation, and management of corporate entities in China are governed by the PRC Company Law, which was promulgated by the SCNPC on December 29, 1993, and became effective on July 1, 1994. It was last amended on October 26, 2018, and the amendments became effective on October 26, 2018. Under the PRC Company Law, companies are generally classified into two categories, namely, limited liability companies and joint stock limited companies. The PRC Company Law also applies to limited liability companies and joint stock limited companies with foreign investors. Where there are otherwise different provisions in any law on foreign investment, such provisions shall prevail.

According to the Special Administrative Measures (Negative List) for the Access of Foreign Investment (2019) (the “Negative List”) as promulgated and effective in July 2019, the original Special Administrative Measures (Negative List) for the Access of Foreign Investment (2018) was repealed. Overseas investors are not allowed to invest in any foreign investment prohibited field on the Negative List and shall have an access permit for investing in a non-prohibited investment field on the Negative List. Fields not included in the Negative List for the market entry of foreign investment must be managed according to the principle of equal treatment of domestic and foreign investment.

The business scope of our China-based VIE, Liaoning Kangbaier and its subsidiaries are focused on the research and development of extraction processes of natural β -carotene, as well as the production, distribution marketing and sales of natural β -carotene health food products. Natural β -carotene is a safe source of vitamin A, which is an essential nurturant important for vision, growth, cell division, reproduction and immunity. As of the date of this Annual Report, Liaoning Kangbaier’s online sales services fall into the value-added telecommunications services which is considered restricted. To comply with PRC laws and regulations, we conduct our online sales services in China through Liaoning Kangbaier, based on the VIE structure and a series of VIE Agreements by and among WFOE, Liaoning Kangbaier and its registered shareholders.

The Foreign Investment Law of the People’s Republic of China (the “Foreign Investment Law”), which was promulgated in March 2019 and became effective on January 1, 2020, replaced the three legacy laws on foreign invested enterprises including the Wholly Foreign-owned Enterprises Law of the People’s Republic of China (the “Wholly Foreign-owned Enterprises Law”). The organizational form, organization structure and activities of a foreign-invested enterprise are now governed by the provisions of the Company Law of the People’s Republic of China, the Partnership Enterprise Law of the People’s Republic of China and other relevant laws. However, the Foreign Investment Law sets up a transitional period of 5 years after the implementation of the Foreign Investment Law, during which foreign-invested enterprises established according to the Wholly Foreign-owned Enterprise Law before the implementation of the Foreign Investment Law may maintain their original organization forms, etc. Specific implementing measures are to be prescribed by State Council. The above-mentioned laws form the legal framework for the PRC Government to regulate WFOEs. These laws and regulations govern the establishment, modification, including changes to registered capital, shareholders, corporate form, merger and split, dissolution and termination of WFOEs.

According to the above regulations, a WFOE should submit an initial report through the Enterprise Registration System at the time of completion of establishment registration for the foreign investment enterprise. Baijiakang Consulting is a WFOE since established and has submit an initial report. Its establishment and operation are in compliance with the above-mentioned laws.

PRC Laws and Regulations on Intellectual Property Rights

Intellectual property rights, also known as “knowledge ownership rights,” refer to “property rights enjoyed by right holders for the intellectual work created by their intellectual work,” and are generally only valid for a limited time. Various intellectual creations such as inventions, designs, literary and artistic works, as well as signs, names and images used in commerce, can all be considered intellectual property owned by a person or organization. Since the 1980s, while continuously improving the construction of the domestic legal system, China has successively joined some major international conventions, treaties and agreements for the protection of intellectual property rights. In particular, on December 11, 2001, China became a member of the World Trade Organization’s Agreement on Trade-related Intellectual Property Rights.

Trademarks

The Trademark Law of the PRC was passed by the National People’s Congress on August 23, 1982 and last amended in April 2019 (effective November 1, 2019). The law states that an applicant for trademark registration should fill in the product category and product name of the used trademark in accordance with the stipulated commodity classification form and file an application for registration. Trademark registration applicants can apply for registration of the same trademark for multiple categories of goods through one application. A registered trademark is valid for a period of ten years from the date of approval of the registration. If the registered trademark has expired and it needs to continue to be used, the trademark registrant must go through the renewal formalities within 12 months before the expiration of the time limit; if it cannot be handled during this period, it may grant a grace period of six months. Each renewal registration is valid for a period of ten years, counting from the date following the expiration of the previous validity period of the mark. If registrants fail to complete the renewal formalities at the expiration of the time limit, their registered trademarks are cancelled. In addition, if the registered trademark is a well-known trademark, it is managed in accordance with the Regulations on the Recognition and Protection of Well-known Trademarks issued by the State Administration of Industry and Commerce on July 3, 2014. The regulation states that well-known trademarks are trademarks that are well-known to the relevant public in China. The relevant public includes consumers who are related to the use of a certain type of goods or services marked by the trademark, other operators who produce the aforementioned goods or provide services and the sellers and related personnel involved in the distribution channels. The recognition of well-known trademarks follows the principle of case identification and passive protection.

As of June 30, 2023, we have registered or filed applications to register trademarks in the PRC. We are currently holding five registered trademarks in China and enjoy the corresponding rig rights.

Copyrights

The Copyright Law as amended in February 2010 and effective in April 2010, and the Regulations for the Implementation of Copyright Law as amended in January 2013 and effective in March 2013, provide protection to copyright of the works of Chinese citizens, legal persons or other organizations, whether published or not. The copyright includes multiple types of personal rights and property rights: right of publication, authorship, alteration, integrity, reproduction, distribution, rental, exhibition, performance, projection, broadcasting, dissemination via information network, cinematography, adaptation, translation, compilation and so on. The protection of an author’s rights of authorship, alteration and integrity shall not be subject to a limit, while the term of protection with respect to a citizen’s work for the right of publication, reproduction and others is the lifetime of the author plus 50 years. The term of protection for the right of publication and other rights to the work of a legal person or other organization, or a work for hire in which the copyrights (excluding the right of authorship) shall vest in a legal person or other organization, shall be 50 years, and shall end on December 31 of the 50th year after the work’s first publication. Use of another’s work shall be subject to conclusion of a licensing contract while under certain circumstances a work may be used without authorization and without payment of remuneration, such as for personal study, research or enjoyment.

Patents

According to the Patent Law as amended in December 2008 and effective in October 2009, and Rules for the Implementation of the Patent Law as amended in January 2010 and effective in February 2010, inventions, utility models and designs are encouraged and the lawful rights and interests of patentees are protected. Invention patents are valid for 20 years, while design patents and utility model patents are valid for 10 years, from the date of application. The Chinese patent system adopts a first-to-file principle, which means that where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first. To be patentable, invention or utility models must meet three criteria: novelty, inventiveness and practicability. Any organization or individual that intends to exploit the patent of another person shall conclude a license contract with the patentee and pay the royalties. The use of a patent without the consent of or a proper license from the patent owner constitutes an infringement of the owner’s patent rights.

As of June 30, 2023, we have filed 8 patent applications with the Patent Administration Department of the PRC. To our knowledge, we do not violate the existing patent rights of any third party.

Regulations on Domain Names

The Ministry of Industry and Information Technology of the PRC, or the MIIT, promulgated the Measures on Administration of Internet Domain Names, or the Domain Name Measures, on August 24, 2017, which took effect on November 1, 2017, and replaced the Administrative Measures on China Internet Domain Name promulgated by the MIIT on November 5, 2004. According to the Domain Name Measures, the MIIT is in charge of the administration of PRC internet domain names. The domain name registration follows a first-to-file principle. Applicants for registration of domain names shall provide true, accurate and complete information of their identities to domain name registration service institutions. The applicant will become the holder of such domain names upon completion of the registration procedure.

As of the date of this Annual Report, we have completed registration for our domain name of www.chinakbegf.com.

PRC Laws and Regulations Regarding Foreign Exchange

The Regulations on Foreign Exchange Management of the PRC were promulgated by the State Council of the PRC on January 29, 1996 and revised on January 14, 1997 and August 1, 2008, respectively. The regulations stipulate that foreign exchange income from current accounts of domestic institutions shall be sold to the designated foreign exchange bank in accordance with the provisions of the State Council concerning the management of foreign exchange, sales of foreign exchange and payment of foreign exchange, or be approved to open foreign exchange accounts in designated foreign exchange banks. The remittances used by domestic institutions for the current account shall be paid in accordance with the provisions of the State Council concerning the management of foreign exchange, sales of foreign exchange and payment of foreign exchange, with valid certificates and commercial documents, to foreign exchange designated banks. Foreign exchange collections and import payments made by domestic institutions shall be subject to verification procedures in accordance with the regulations of the State on the management of the cancellation of foreign exchange receipts for export and the verification of the import payment and foreign exchange cancellation. Foreign exchange earnings from capital accounts of domestic institutions shall be subject to the opening of foreign exchange accounts in designated foreign exchange banks in accordance with the relevant regulations of the State and shall be approved by the foreign exchange administrative authority if they are sold to designated foreign exchange banks.

On October 21, 2005, the State Administration of Foreign Exchange (“SAFE”) issued a Circular on the Relevant Issues Concerning Domestic Investors Financing through Overseas Special Purpose Vehicles and Foreign Exchange Management of Return Investment, namely Circular 75, which came into effect on November 1, 2005. The term “special purpose company” as mentioned in the circular refers to an overseas company directly established or indirectly controlled for the purpose of overseas equity financing (including convertible bond financing) by a domestic resident legal person or a domestic resident natural person with the assets or equity of a domestic company held by it. The “return investment” in the circular refers to the direct investment activities carried out by domestic residents through the special purpose company, including but not limited to the following methods: purchasing or replacing the Chinese company’s equity in a domestic company, setting up a foreign-invested enterprise in the country and purchasing or negotiating the control of domestic assets through the company, negotiating the purchase of domestic assets, establishing a foreign-invested enterprise with the investment in the asset and increasing the capital of the domestic enterprise. The “domestic resident legal person” in the circular refers to a legal person and other economic organization legally established in China; “domestic resident natural person” refers to a natural person holding a legal ID card such as an ID card or passport of the PRC, or natural persons habitually residing in China because of economic interests although they do not have legal status in China. The term “control” in this circular refers to the acquisition, trust, holding, voting right, repurchase, convertible bonds, etc. of domestic residents to acquire the operating right, income right or decision-making right of a special purpose company or a domestic company. Before a domestic resident establishes or controls an overseas special purpose company, he must, with relevant materials, apply to the local foreign exchange branch and foreign exchange administration department (hereinafter referred to as the SAFE) to apply for foreign exchange registration procedures for overseas investment. Domestic residents who inject the assets or equity of domestic enterprises owned by them into special purpose companies or conduct overseas equity financing after injecting assets or equity into special purpose companies, must go through the formalities for the change in the foreign exchange registration of overseas investment in relation to their equity in the special purpose company and their changes, and they should provide relevant materials when handling. After injecting a special purpose company or investing in foreign equity financing after injecting assets or equity into a special purpose company, the company shall handle the foreign exchange registration change procedures for overseas investment in relation to the equity of the special purpose company and its changes and shall provide relevant material. After completing procedures for the foreign exchange registration and change of overseas investment in accordance with regulations, the domestic residents may pay special purpose companies for profits, dividends, liquidation, equity conversion, capital reduction, etc. If a special purpose company has any significant capital changes such as capital increase or reduction, equity transfer or replacement, merger or division, long-term equity or debt investment, external guarantee, etc. and does not involve return investment, the domestic residents must apply to SAFE for handling the change of foreign exchange registration of overseas investment or filing procedures within 30 days from the occurrence of major events. If a domestic resident set up or controlled a special purpose company abroad before the implementation of this notice and completed the return investment but failed to register the foreign investment registration of the foreign investment according to the provisions, he was required to go to the local SAFE to renew the foreign investment registration of the foreign investor before March 31, 2006 according to the provisions of this notice. After completing the renewing registration of foreign exchange registration of overseas investment, SAFE may handle foreign exchange registration procedures for foreign investment and foreign debt for the relevant domestic enterprise.

On August 29, 2008, SAFE issued a Circular on the Improvement of the Business Operations Related to Foreign Exchange Capital Payment and Foreign Exchange Capital Management of Foreign-invested Enterprises, that is, Circular No. 142. The circular indicates that the RMB funds received from the foreign exchange enterprise’s capital gains shall be used within the business scope approved by the government approval department. Unless otherwise specified, the RMB funds obtained through settlement shall not be used for domestic equity investment. Excluding commercial real estate investment enterprises, foreign-funded enterprises may not purchase domestic real estate that is not for their own use in the form of RMB funds obtained through capital settlement. The use of RMB funds from foreign exchange-funded enterprises for capital investment in securities shall be implemented in accordance with relevant state regulations.

On November 9, 2011, SAFE issued a circular on further clarifying and standardizing issues concerning the management of foreign exchange operations for certain capital accounts, namely Circular 45, which clarified the scope of application of Circular 142. The circular pointed out that foreign-invested enterprises must not use the RMB funds derived from the foreign exchange capital settlement for domestic equity investment. Foreign-invested enterprises with equity investment approved by the relevant competent authorities must use their foreign exchange capital and domestic Chinese-funded institutions must use the foreign exchange funds in the asset liquidation account for domestic equity investments, with reference to the principle of foreign exchange capital contribution management of foreign-invested companies. Foreign-funded enterprises must not issue entrusted loans, repay inter-enterprise loans (including third-party advances) or repay bank loans that are re-lending to third parties in the form of RMB funds derived from foreign exchange capital settlement. Foreign-funded enterprises may not, in principle, deliver various types of deposits in the form of RMB funds derived from foreign exchange capitalization. Funds in the dedicated deposit account may not be settled.

On July 4, 2014, SAFE issued a circular on the issues relating to the pilot reform of foreign exchange capital management of foreign-invested enterprises in certain regions (i.e., Circular 36). The circular pointed out that since August 4, 2014, pilot projects for the reform of the management of foreign exchange capital in foreign exchange enterprises will be carried out in some regions. The foreign exchange capital recognized in the capital contribution account of a foreign-invested enterprise through the foreign exchange administration where it is located can be processed at the bank according to the actual business needs of the enterprise. The capital of a foreign-invested enterprise and the RMB funds derived from its settlement of foreign exchange shall not be used for the following purposes:

(i)	it shall not be used directly or indirectly for expenditures outside the scope of business operations or prohibited by national laws and regulations;

(ii)	unless otherwise provided by laws and regulations, no direct or indirect investment in securities may be used;

(iii)	may not directly or indirectly be used to issue RMB entrusted loans (except for business scope permits), repayment of inter-enterprise loans (including third-party advances), and repayment of bank-denominated loans that have been transferred to third parties; and

(iv)	except for commercial investment in real estate companies, they may not be used to pay for the purchase of non-self-use real estate.

Also, on July 14, 2014, SAFE issued a circular on the related issues concerning Domestic Residents’ Foreign Investment through Special Purpose Companies and Foreign Exchange Management for Return Investment (“Circular 37”), which replaced Circular 75. Compared with Circular 75, Circular 37 further simplified and facilitated the cross-border capital transactions of domestic residents involved in investment and financing activities through special purpose companies. The circular stipulates that SAFE shall exercise registration management for the establishment of special purpose companies for domestic residents. Before a domestic resident can use the legal assets or rights at home and abroad to invest in a special purpose company, he shall apply to SAFE for the foreign exchange registration formalities for overseas investment. If the domestic residents’ profits and bonuses obtained from special purpose companies are transferred back to China, they shall be handled in accordance with the current regulations on foreign exchange management; if the foreign exchange income from capital changes is transferred back to China, they shall be handled in accordance with the foreign exchange management provisions for capital accounts.

On March 30, 2015, SAFE issued a notice on reforming the foreign exchange capital management of foreign-invested enterprises, namely, Circular No. 19, which took effect on June 1, 2015. The circular indicates that SAFE has decided to implement the reform of foreign exchange capital management of foreign-invested enterprises on a nation-wide basis after summarizing the pilot experience in previous regions. At the same time, Circular 142 and Circular 36 were repealed.

Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same date of the issuance of the Trial Measures, the CSRC circulated No. 1 to No. 5 Supporting Guidance Rules, the Notes on the Trial Measures, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC, or collectively, the Guidance Rules and Notice. The Trial Measures, together with the Guidance Rules and Notice, reiterate the basic supervision principles as reflected in the Draft Overseas Listing Regulations by providing substantially the same requirements for filings of overseas offerings and listings by domestic companies, yet made the following updates compared to the Draft Overseas Listing Regulations: (a) further clarification of the circumstances prohibiting overseas issuance and listing; (b) further clarification of the standard of indirect overseas listing under the principle of substance over form, and (c) adding more details of filing procedures and requirements by setting different filing requirements for different types of overseas offerings and listings.

As of the date of this Annual Report, the Company is not considering any offerings of its securities. However, pursuant to the Trial Measures, the Guidance Rules and Notice, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC within three working days following its submission of initial public offerings or listing application. Companies that have already been listed on overseas stock exchanges or that have obtained approval from overseas supervision administrations or stock exchanges for their offerings and listings and will complete their overseas offerings and listings prior to September 30, 2023 are not required to make immediate filings for their listings, yet need to make filings for subsequent offerings in accordance with the Trial Measures. Companies that have already submitted an application for an initial public offering to overseas supervision administrations prior to the effective date of the Trial Measures but have not yet obtained approval from overseas supervision administrations or stock exchanges for the offering and listing may arrange for the filing within a reasonable time period and should complete the filing procedure before such companies’ overseas issuance and listing.

Opinions on Severely Cracking Down on Illegal Securities Activities According to Law

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or “the Opinions,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies.

Based on our understanding of currently applicable PRC laws and regulations, the Company, its PRC subsidiary, and the VIE: (i) are not currently required to obtain permissions from any PRC authorities to operate or to issue securities to foreign investors; (ii) are not subject to permission requirements from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”), or any other entity that is required to approve their operations; and (iii) have not been denied any permissions by any PRC authorities.

If we have erroneously concluded that these permission requirements do not apply to us, or if applicable laws, regulations, or interpretations change and it is determined in the future that the permission requirements become applicable to us, we may be subject to review, may face challenges in addressing these requirements, and may incur substantial costs in complying with these requirements, which could result in material adverse changes in our business operations and financial position. In addition, if we are not able to fully comply with the Measures for Cybersecurity Review (2021 version) or if the Opinions come into effect and are determined to be applicable to us, our ability to offer or to continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

Given the current PRC regulatory environment, it is uncertain whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and if such permission is required, whether it will be denied or later rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. As of the date of this Annual Report, there is significant uncertainty as to the enactment, interpretation, and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

According to the Administration Provision and the Measures, new offerings and refinancings by existent overseas-listed Chinese companies will be required to go through the filing process with PRC administrations; other existent overseas-listed companies will be allowed a sufficient transition period to complete their filing procedure, which means we will certainly go through the filing process in the future if we undertake a public offering or refinancing or we will be given a sufficient transition period to complete the filing procedure as an existent overseas-listed Chinese company.

Regulations on Dividend Distribution

The principal regulations governing dividend distributions by wholly foreign owned enterprises include the Company Law, as amended and effective in October 2018, and the Foreign Investment Law and Regulation on the Implementation of the Foreign Investment Law as promulgated and effective in January 2020. Under these laws and regulations, wholly foreign owned enterprises in the PRC may pay dividends only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a wholly foreign owned enterprise is required, as other enterprises subject to PRC laws, to set aside at least 10% of its after-tax profits each year, if any, to fund statutory reserve funds of the enterprise until the cumulative amount of such funds reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Under the relevant PRC law, no net assets other than the accumulated after-tax profits can be distributed in the form of dividends.

PRC Laws and Regulations Related to Employment and Labor Protection

Regulations on Labor

According to the Labor Law of the PRC (promulgated in 1994, amended in 2009), Labor Contract Law of the PRC (promulgated in 2007, amended in 2012), and Implementation Regulations of the Labor Contract Law of the PRC (promulgated in 2008), it is stipulated that employers and laborers should establish labor contracts when they establish labor relations. The labor contract concluded according to law is binding, and employers and laborers shall perform the obligations stipulated in the labor contract. Where a labor relationship has been established and a written labor contract has not been concluded at the same time, a written labor contract shall be concluded within one month from the date of employment. Where an employer and a laborer conclude a labor contract prior to employment, the labor relationship shall be established from the date of employment. The state implements a minimum wage security system. The specific standards for minimum wages are stipulated by the people’s governments of provinces, autonomous regions and municipalities directly under the Central Government and reported to the State Council for the record. The employer’s payment of laborers’ wages must not be less than the local minimum wage standard. The employer must provide laborers with labor safety and hygiene conditions that are in compliance with the state regulations and necessary labor protection supplies. Workers engaged in occupational hazard operations should carry out regular health checks.

The provisions concerning the employment of foreigners in China are mainly based on the Regulations on the Administration of Employment of Foreigners in China jointly issued by the Ministry of Labor, the Ministry of Public Security, the Ministry of Foreign Affairs and the Ministry of Foreign Trade and Economic Cooperation on January 22, 1996, as amended on November 12, 2010 and March 13, 2017. The regulation states that employers employing foreigners must apply for employment permits for the foreigner. Foreigners can only be hired after obtaining permission and obtaining the Employment License for Foreigners of the PRC (hereinafter referred to as “permit”). Foreigners employed in China should enter the country on a Z-visa (if they have a mutual visa exemption agreement, they should be dealt with according to the agreement). After entering China and obtain the Foreigner’s Employment Permit (hereinafter referred to as “employment permit”), they will be able to obtain employment in China. Foreigners who have not obtained a residence permit (namely, those with F, L, C and G visas), foreigners studying in China or performing internships and dependents of foreigners holding a Z visa may not be employed in China. In exceptional circumstances, the employer may apply for a permit in accordance with the approval procedures stipulated in these Regulations. Foreigners employed with a permit to the public security agency change their status and apply for an employment permit or residence permit. Employing units and foreigners hired shall conclude labor contracts according to law. The duration of a labor contract must not exceed five years. When the employment contract signed between the foreigner and the employing unit expires, the employment permit will be invalid.

The circular concerning the Handling of Work Permits for Foreign Experts Coming to China issued by the State Administration of Foreign Experts Affairs on September 30, 2004, states that foreign experts hired to work in China should obtain the Work Permit for Foreign Experts to Come to China. Foreign experts applying for Work Permits for Foreign Experts to Work in China shall abide by Chinese laws and regulations, be in good health, have no criminal record and meet one of the following conditions:

(i)	to implement intergovernmental agreements and agreements between international organizations, and foreign trade contracts, foreign professional skills or management personnel working for employment in China;

(ii)	foreign professionals who are engaged in education, scientific research, journalism, publishing, culture, arts, health, sports, etc. in China;

(iii)	appointed as a deputy general manager or above in an enterprise in China, or a foreign professional or technical person enjoying equal treatment;

(iv)	foreign experts or human agency agencies accredited by the State Administration of Foreign Experts Affairs Representatives of nationalities; and

(v)	applicants for work in the fields of economy, technology, engineering, trade, finance, accounting, taxation, tourism, etc., with special expertise, foreign professional skills or management personnel in short supply in China.

Foreign experts in paragraphs (ii) and (iii) shall have a bachelor’s degree or above and more than 5 years of relevant work experience. All units intending to hire foreign experts shall be entitled to Accreditation of Foreign Experts Units and obtain the Certificate of Employment of Foreign Expert Units. This certificate is the basic proof of foreign nationals applying for work permits, invitation letters, foreign expert certificates and residence procedures in China. The Provincial Foreign Experts Bureaus, State Council related ministries and commissions, and the directly affiliated agencies’ foreign affairs divisions (bureaus) are responsible for the annual inspection work of the local or department according to the annual inspection notice issued by the State Administration of Foreign Experts Affairs and submit the regional annual inspection report to the State Administration of Foreign Experts Bureau by the end of December. The National Bureau of Foreign Experts conducts annual inspections of all eligible units from January 1 to January 31 every year.

According to the decision regarding the cancellation of 13 administrative licenses of the State Council issued by the State Council on February 13, 2016, the accreditation of foreign experts by the State Foreign Experts Bureau was cancelled.

On March 28, 2017, the State Administration of Foreign Experts Affairs, the Ministry of Human Resources and Social Security, the Ministry of Foreign Affairs and the Ministry of Public Security jointly issued a notice on the Full Implementation of the Work Permit System for Foreigners to Come to China. The circular states that foreigners allowed to work in China will receive Work Permits for Foreigners to Come to China to replace Foreigner Employment Permits and Foreign Experts to Work Permits in China since April 1, 2017.

Although we do not currently employ any foreigners, management hopes to employ foreigners and foreign experts in the future as part of its expansion plan.

Taxation

PRC corporate income tax

On March 6, 2007, the National People’s Congress of the PRC issued the Enterprise Income Tax Law of the PRC, which was implemented on January 1, 2008 and revised on February 24, 2017. The tax law stipulates that foreign-invested enterprises and domestic enterprises have an income tax rate of 25%.

On April 22, 2009, the State Administration of Taxation issued a notice on Relevant Issues of Overseas Registered Chinese-Funded Controlled Enterprises Recognized as Resident Enterprises on the Basis of Actual Management Institutional Standards, which became effective on January 1, 2008. The circular states that overseas Chinese-invested enterprises that meet the following conditions shall determine that they are resident companies of the actual administrative agency in China (hereinafter referred to as non-domestically registered resident enterprises), implement corresponding tax administration and collect corporate income tax on their income from inside and outside China:

(i)	the places where senior management personnel responsible for the implementation of daily production and operation management operations and their senior management departments perform their duties are mainly located in China;

(ii)	the company’s financial decisions (such as borrowings, lending, financing, financial risk management, etc.) and personnel decisions (such as appointments, dismissals, remunerations, etc.) are determined by institutions or personnel located in China or need to be approved by an organization or person located in China;

(iii)	the company’s main property, accounting book, company seal, board of directors and minutes of shareholders’ meetings, etc. are located or stored in China; and

(iv)	50% or more of the voting directors or senior executives of the corporation often reside in China.

On July 27, 2011, the State Administration of Taxation issued an announcement on the issuance of the Administrative Measures on the Income Tax of Overseas-registered Chinese-controlled Holding Enterprises (Trial), which took effect on September 1, 2011. The measure points out that non-domestic-registered resident enterprises shall, in accordance with relevant Chinese laws and regulations and regulations of the competent departments of finance and taxation under the State Council, formulate financial and accounting statements, and shall, within 15 days from the date of receipt of tax registration certificates, submit the enterprise’s financial and accounting systems or financial accounting, the handling methods and related information to the competent tax authorities for the record. Non-domiciled registered resident companies that obtain dividends, bonuses and other equity investment income derived from China, income from interest, rent, royalties, transfer of property income and other income, shall issue a copy of the company’s Certificate of Resident Identity of Overseas-registered Chinese-controlled Enterprises issued by the company. According to Article 26 of the Corporate Income Tax Law of the PRC and Articles 17, 18 and 91 of the Implementation Regulations on Enterprise Income Tax Law of the PRC, the following income of enterprises is tax exempt income:

(i)	interest income from government bonds;

(ii)	dividends, bonuses and other equity investment gains among eligible resident companies;

(iii)	non-resident enterprises that have established establishments in China obtain dividends, dividends, and other equity investment income from resident enterprises that are actually in contact with the institution or site; and

(iv)	income of qualified non-profit organizations.

The applicable tax rate for income obtained by non-resident enterprises is 20%. Corporate income tax on income earned by non-resident enterprises is levied at the rate of 10%. That is to say, general overseas companies transferring 10% of the corporate income tax shall be subject to the transfer of equity in Chinese enterprises or the dividend distribution of Chinese enterprises. However, if the non-resident enterprise is a resident enterprise belonging to a country or region that has signed a tax treaty or arrangement with China, it may enjoy preferential tax treaty provisions.

Small-scale and low-profit enterprises that meet certain conditions are subject to a 10% income tax rate. According to Notice 13 (2019) on Implementing the Policy of Inclusive Tax Relief for Small and Micro Enterprises issued by the Ministry of Finance and State Administration of Taxation on January 17, 2019 that become effective from January 1, 2019 to December 31, 2021, in order for an enterprise to qualify as a small-scale and low-profit enterprise, its annual taxable income must not be more than RMB3 million; its number of employees must not exceed 300; and its total assets must not exceed RMB50 million. A qualified small-scale and low-profit enterprise can enjoy a reduced income tax rate of 5%, as compared with a general income tax rate of 25%, on annual taxable income not exceeding RMB1 million, and the remaining income (i.e. annual taxable income from RMB1 million to RMB3 million) can enjoy a reduced income tax rate of 10%.

High and new technology enterprises that satisfy regulatory requirements on high and new technology area, science and technology personnel, R&D expense, high and new technology income, innovation capability, etc., are taxed at a preferential income tax rate of 15%.

Baijiakang Consulting qualifies as a small scale and low-profit enterprise as well as a high and new technology enterprise, and is subject to the following income tax rates:

Annual taxable income	Corporate Income tax rate

Not more than RMB1 million	5%
RMB1 million to RMB3 million	10%
Exceeding RMB3 million	15%

PRC withholding tax

Foreign enterprises have no institutions or places in China, but have obtained profits, interest, rent, royalties and other income from China, or have established institutions or places, but the above-mentioned income has no actual connection with institutions and places. The amount of income is subject to withholding income tax. In accordance with the accrued method, the payer (payer) pays the tax on the proceeds (payments) to the beneficiary (the payee). The withholding income tax belongs to personal income tax or corporate income tax, but it is only a source of income tax control. It is a taxation of a personal income tax or corporate income tax.

In 2008, China began to impose a dividend withholding income tax on foreign-invested enterprises at a tax rate of 20%, generally levied at 10%. Hong Kong, Macao, Singapore, Seychelles and others have signed tax treaties with China or have special taxes. The preferential national tax rate for the countries in the arrangement is as low as 5%. Therefore, when a Hong Kong company affiliated to the group obtains the after-tax profits distributed by the mainland Chinese company it invests, the mainland Chinese company must withhold and pay 5% of the withholding income tax.

In addition, Notice No. 88 (2017) on “the Issues Concerning the Direct Investment of Foreign Investors in Distributing the Withholding Income Tax Policy” stipulates that foreign investors who meet the conditions of direct investment shall not be subject to withholding tax.

PRC Business Tax and Value-Added Tax (VAT)

On March 23, 2016, the Ministry of Finance and the State Administration of Taxation issued a circular on the Full Implementation of the Business Tax Levy of VAT Pilots. The circular indicates that since May 1, 2016, pilots for the change of business tax to VAT have been fully promoted throughout the country, and all business tax taxpayers were included in the scope of the pilot and were changed from paying business tax to paying VAT. According to notice No. 36 (2016) issued by the Ministry of Finance and the State Administration of Taxation, the Comprehensive Project replaces Business Tax with Value-added Tax. VAT standard rates are 6% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchase of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished products and services.

According to notice No. 13 (2019), the VAT small-scale taxpayers with monthly sales of less than RMB100,000 are exempt from VAT. The implementation date of this paper is from January 1, 2019 to December 31, 2021. According to the “Notice of the State Administration of Taxation on Issues Concerning the Exemption of Value-Added Tax for Small and Micro Enterprises” (State Administration of Taxation Announcement No. 52 of 2017, now abolished), from January 1, 2018 to December 31, 2020 sales of small-scale VAT taxpayers shall not exceed RMB 30,000 (tax payment of RMB90,000 per quarter) and enjoy the preferential policy of exemption from VAT.

Baijiakang Consulting currently pays a value-added tax of either 9% or 13% on sales depending on the product.

PRC Enterprise Income Tax

The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”) was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007, and became effective on January 1, 2008, and was last amended on December 29, 2018. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and amended on April 23, 2019. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on January 1, 2007. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties (the “Notice”) was promulgated by SAT on February 3, 2018 and became effective on April 1, 2018. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction, and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 20, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Business License

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Other than regular business licenses that we have already obtained, there is no special license or permit required for us to engage in the current businesses under PRC laws and regulations.

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. Following the Share Exchange, we conduct our business through our control of Liaoning Kangbaier. Each of Doron Kangbaier and Liaoning Health holds a business license that covers its present business.

The business license of Doron Kangbaier was issued on June 9, 2022. The scope of registered business of Doron Kangbaier includes agricultural technology development, research and manufacture and sale of carrot-related beverages, food products and plant extracts, food production technology development, consultation, transfer and promotion services; sale of edible agricultural products, acquisition, processing and sale of agricultural and sideline products.

The business license of Liaoning Health was issued on April 16, 2021. The scope of registered business of Liaoning Health includes research and manufacture and sale of carrot-related beverages.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and last amended on December 29, 2018, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. The employer shall apply to the local social insurance agency for social insurance registration within 30 days from the date of its formation. And it shall, within 30 days from the date of employment, apply to the social insurance agency for social insurance registration for the employee. Any employer who violates the regulations above shall be ordered to make correction within a prescribed time limit; if the employer fails to rectify within the time limit, the employer and its directly liable person will be fined.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2019, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Any entity that fails to make deposit registration of the housing accumulation fund or fails to open a housing accumulation fund account for its employees shall be ordered to complete the relevant procedures within a prescribed time limit. Any entity failing to complete the relevant procedure within the time limit will be fined RMB10,000 to RMB50,000. Any entity fails to make payment of housing provident fund within the time limit or has shortfall in payment of housing provident fund will be ordered to make the payment or make up the shortfall within the prescribed time limit, otherwise, the housing provident management center is entitled to apply for compulsory enforcement with the People’s Court.

ITEM 1A. RISK FACTORS

Investing in our shares involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report, including our financial statements and the related notes. The risks and uncertainties described below are those significant risk factors, currently known and specific to us, that we believe are relevant to any investment in our securities. If any of these risks materialize, our business, financial condition, or results of operations could suffer, the price of our shares of common stock could decline, and you could lose part or all of your investment.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a list of material risks, uncertainties, and other factors that could have a material effect on the Company and its operations, including its VIE structure and conducting business operations in the PRC.

Risks Related to Our Company

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

Our financial statements appearing in this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

Our ability to continue as a going concern depends on our ability to raise additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. if we cannot continue as a going concern the holders of our common stock and our shareholders could lose all or a part of their investment. In such situations, our business, prospects, financial condition and results of operations would be materially and adversely affected.

Our limited operating history makes it difficult to evaluate our future prospects and results of  operations.

We, through our Operating Subsidiary, are in the process of developing our business and have a limited operating history. You should consider our Operating Subsidiary’s future prospects in light of the risks and uncertainties experienced by early-stage companies. Some of these risks and uncertainties relate to our Operating Subsidiary’s ability to:

●	Offer products of sufficient quality to attract and retain a larger customer base;

●	Attract additional customers and increase spending per customer;

●	Increase awareness of our products and continue to develop customer loyalty;

●	Respond to competitive market conditions;

●	Respond to changes in our regulatory environment;

●	Maintain effective control of our costs and expenses;

●	Raise sufficient capital to sustain and expand our business; and

●	Attract, retain and motivate qualified personnel.

The Company has incurred net losses during fiscal year ended June 30, 2023 and may incur losses  again in the future.

The Company was dormant until December 2022. During fiscal year ended June 30, 2023, we incurred negative cash flow and losses from operations. During the fiscal years ended June 30, 2023 and 2022, we experienced net losses in the amount of $776,643 and $664,782, respectively. There can be no assurance that the Company will not continue to experience negative cash flow and losses from operations, which could result in a loss of your entire investment in the shares of common stock.

We envision a period of rapid growth that may impose a significant burden on our administrative and  operational resources that, if not effectively managed, could impair our growth.

Our strategy for our Operating Subsidiaries envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business will require significant investments of capital and management’s close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, research and development, sales and marketing and other personnel; we may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

We operate in highly competitive markets, and the scale and resources of some of our competitors may  allow them to compete more effectively than we can, which could result in a loss of our market share  and a decrease in our net revenues and profitability.

The market for health products is highly competitive and we compete in various aspects, including brand recognition, value for money, user experience, breadth of product and service offerings, product quality, sales and distribution, supply chain management, customer loyalty, and talents, among others. Intensified competition may result in pricing pressures and reduced profitability and may impede our ability to achieve sustainable growth in our revenues or cause us to lose market share. Our competitors may also engage in aggressive and negative marketing or public relations strategies which may harm our reputation and increase our marketing expenses. Any of these results could substantially harm our results of operations.

Some of our existing and potential competitors enjoy substantial competitive advantages, including longer operating history, access to larger and broader user bases, greater brand recognition, greater financial, research and development, marketing, distribution, and other resources. We cannot assure you that we will compete with them successfully.

A disruption, termination, or alteration of the supply of raw materials due to natural disasters, political and economic turmoil, or widespread disease or pandemics (such as the recent COVID-19 pandemic) could materially adversely affect the sales of our products.

Our business depends on the supply of raw materials, and we are reliant on a consistent supply of raw materials in order to maintain our production capability. If our suppliers experience delays in delivering raw materials, or if the quality does not meet our standards, we could incur substantial costs or disruptions to our business, which could have a material adverse effect on our net sales, financial condition, profitability, and cash flows.

Further, conditions such as public health crises could impair our ability to procure necessary materials. Such public health crises may also increase the cost of these materials. For example, an outbreak of a new strain of coronavirus in Wuhan, China (“COVID-19”) resulted in widespread quarantines and travel bans issued by the Chinese government in 2020 through 2022. Any future quarantines and travel bans, occasioned either by a resurgence of COVID-19 or any other epidemic, could have a substantial impact on our corporate operations in China and our operating results and revenues.

Increases in the price of raw materials or impact of currency value fluctuations could impact our ability to sustain and grow earnings.

Our manufacturing processes consume substantial amounts of raw materials, the costs of which may be subject to supply and demand factors, as well as other factors beyond our control such as financial market trends. Raw material price fluctuations may adversely affect our results.

Our business depends on the performance of sales companies, regional agents, and our branded supermarkets and disruptions within our distribution network could have a negative effect on our business.

We sell our products through a network of sales companies, regional agents, and our branded supermarkets and our business is therefore affected by our ability to establish new relationships and maintain relationships with our existing distribution channels. We can provide no assurance that we will be able to maintain our goodwill with our sales companies and agents and renew our existing agreements on favorable terms, if at all. We also can provide no assurance that our branded supermarkets will be profitable or that we will succeed in increasing the size of our branded supermarket chain.

We have limited sources of working capital and will need substantial additional financing.

The working capital required to implement our business strategy and R&D efforts will most likely be provided by funds obtained through offerings of our equity, debt, debt-linked securities, and/or equity-linked securities, and revenues generated by us. No assurance can be given that we will have revenues sufficient to sustain our operations or that we would be able to obtain equity/debt financing in the current economic environment. If we do not have sufficient working capital and are unable to generate sufficient revenues or raise additional funds, we may delay the completion of or significantly reduce the scope of our current business plan; delay some of our development and marketing efforts; postpone the hiring of new personnel; or, under certain dire financial circumstances, substantially curtail or cease our operations.

Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. As of June 30, 2023, we had cash of $286,272, total current assets of $844,615 and total current liabilities of $3,909,576. We may need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company, and the likelihood of the success of its business model and offering terms. There is no assurance that we will be able to obtain any such additional capital through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and to support our operations. If we do not obtain adequate capital on a timely basis and on satisfactory terms, our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may cease our operations.

We are dependent on certain key personnel and loss of these key personnel could have a material  adverse effect on our business, financial condition, and results of operations.

Our future business and results of operations depend in significant part upon the continued contributions of our management, marketing, and technical personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. As China is building its powerful technology industry and enhancing its market-oriented economic system, competition for talents becomes increasingly fierce. Many of our potential competitors have greater financial, personnel, technical, manufacturing, marketing, sales, and other resources than we do. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. We depend on the skills and abilities of these key employees in managing the technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Our success depends on our ability to protect our intellectual property.

We rely on or intend to rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors and have registered or will apply to register a number of these trademarks. However, third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing these new brands. Further, our competitors may infringe our trademarks, or we may not have adequate resources to enforce our trademarks.

If we fail to maintain an effective quality control system, our business could be materially and adversely  affected.

We place great emphasis on product quality, adhere to stringent quality control measures, and have obtained quality control certifications for our products. To meet our customers’ requirements and expectations for the quality and safety of our products, we have adopted a stringent quality control system to ensure that every step of the production process is strictly monitored and managed. Failure to maintain an effective quality control system or to obtain or renew our quality standards certifications may result in a decrease in demand for our products or cancellation or loss of purchase orders from our customers. Moreover, our reputation could be impaired. As a result, our business and results of operations could be materially and adversely affected.

We rely on third-party logistics service providers to deliver our products. Disruption in logistics may prevent us from meeting customer demand and our business, results of operations, and financial condition may suffer as a result.

We engage third-party logistics service providers to deliver our products from our warehouses to our distributors and retail outlets. Disputes with or termination of our contractual relationships with one or more of our logistics service providers could result in delayed delivery of products or increased costs. There can be no assurance that we can continue or extend relationships with our current logistics service providers on terms acceptable to us, or that we will be able to establish relationships with new logistics service providers to ensure accurate, timely, and cost-efficient delivery services. If we are unable to maintain or develop good relationships with our preferred logistics service providers, it may inhibit our ability to offer products in sufficient quantities, on a timely basis, or at prices acceptable to our consumers. If there is any breakdown in our relationships with our preferred logistics service providers, we cannot assure you that interruptions in our product delivery will not occur or that they would not materially and adversely affect our business, prospects, and results of operations.

As we do not have any direct control over these logistics service providers, we cannot guarantee their quality of service. In addition, services provided by these logistics service providers could be interrupted by unforeseen events beyond our control, such as poor handling provided by these logistics service providers, natural disasters, pandemics, adverse weather conditions, riots, and labor strikes. If there is any delay in delivery, damage to products, or any other issue, we may lose customers and sales and our brand image may be tarnished.

Our VIE’s production facilities may be unable to maintain efficiency, encounter problems in ramping up  production, or otherwise have difficulty meeting our production requirements.

Our nutritional products are manufactured under contract with a company entrusted by Liaoning Kangbaier, which holds a Food Production License. Our future growth will depend upon our ability to maintain efficient operations at their existing production facilities and our ability to expand their production capacity as we require. The utilization rate of the production facilities depends primarily on the demand for our products and the availability and maintenance of the equipment but may also be affected by other factors, such as the availability of employees, seasonal factors, and changes in environmental laws and regulations. In order to meet our customers’ demands and advancements in technology, we maintain and upgrade our equipment periodically. If we are unable to maintain our production facilities’ efficiency, we may be unable to fulfill our purchase orders in a timely manner, or at all. This would negatively impact our reputation, business, and results of operations.

We will be required to hire and retain skilled managerial, research and development, and sales and  marketing personnel.

Our continued success depends in large part on our ability to attract, train, motivate, and retain qualified management, research and development, and sales and marketing personnel. Any failure to attract and retain the required personnel who are integral to our business may have a negative impact on our operations, which would have a negative impact on revenues. There can be no assurance that we will be able to attract and retain skilled persons, and the loss of skilled personnel would adversely affect us.

We are dependent upon our sole officer for direction, and the loss of our sole officer could adversely affect our operations and results.

We are dependent on our sole officer, Xiuzhi Sun, for implementation of our proposed strategy and execution of our business plan. The loss of Ms. Sun could have a material adverse effect on our results of operations and financial position. We do not maintain “key person” life insurance on Ms. Sun. The loss of Ms. Sun could delay or prevent the achievement of our business objectives.

Our Operating Subsidiaries may not be able to obtain or maintain all necessary licenses, permits, and approvals and to make all necessary registrations and filings for their business activities in multiple jurisdictions and related to residents therein, especially in the PRC, or otherwise relating to PRC residents.

As of the date of this Annual Report, our Operating Subsidiary and our VIE have received all necessary governmental approvals and licenses for operations in the PRC, including the business approvals and licenses issued by the PRC State Administration for Market Regulation, and neither of them has been denied any such approvals. However, in the event that our Operating Subsidiary or our VIE has erroneously concluded that certain licenses, permits, or approvals are not required or if applicable laws, regulations, or interpretations change and they are required to obtain additional permissions or approvals in the future, our Operating Subsidiary and/or our VIE may incur significant costs and expenses and may need to budget additional resources to comply with any such requirements. Moreover, if either our Operating Subsidiary or our VIE fails to renew its relevant licenses or filings or fails to obtain future required licenses, permits, or approvals, it may become subject to fines and other penalties, which may have a material adverse effect on our business, operations, and financial condition.

The global coronavirus COVID-19 pandemic could materially and adversely affect our results of operations and financial condition.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and many businesses and social activities in China and other countries and regions were severely disrupted. This pandemic also caused market panics, which materially and negatively affected the global financial markets, such as the plunge of global stocks on major stock exchanges in March 2020. The COVID-19 virus continues to evolve and spread. If there is a significant resurgence of COVID-19 in China, we and our customers could experience significant business disruptions and suspension of operations due to quarantine measures to contain the spread of the virus, which could cause shortages in the supply of raw materials, reduce our production capacity, increase the likelihood of default from our customers, and delay our product delivery. All of these could have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may impact our business, operations, and financial results will depend on numerous evolving factors that the Company cannot accurately predict at this time, including the uncertainty regarding the potential resurgence of COVID-19 cases in China, and the response of the local government to any such resurgence. We are closely monitoring the status of the COVID-19 pandemic and continuously evaluating any further potential impact on our business, results of operations, and financial condition. If China experiences a resurgence of COVID-19 in the future, we may be subject to a negative impact on our business operations and financial condition.

We may be sued or become a party to litigation, which could require significant management time and  attention and result in significant legal expenses and may result in an unfavorable outcome, which  could have a material adverse effect on our business, financial condition, results of operations and cash  flows.

We may be subject to lawsuits from time to time arising in the ordinary course of our business. The expense of defending ourselves against such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable, and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

Future sales of our securities, or the perception in the markets that these sales may occur, could depress  our stock price.

We currently have issued and outstanding 7,250,750 shares of common stock. Shares may be sold in the future if registered under the Securities Act or if the shareholder qualifies for an exemption from registration under Rule 144 or Rule 701 under the Securities Act, or another applicable exemption. The market price of our capital stock could drop significantly if the holders of our restricted shares of common stock sell them or are perceived by the market as intending to sell them. These factors also could make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares or other equity securities.

The war in Ukraine could materially and adversely affect our business and results of operations.

The outbreak of war in Ukraine has affected global economic markets, including a dramatic increase in the price of oil and gas, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, the European Union, and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect our customers’ businesses and our business, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described herein. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are exposed to risks in respect of acts of war, terrorist attacks, epidemics, political unrest, adverse  weather conditions, and other uncontrollable events.

Unforeseeable circumstances and other factors such as power outages, labor disputes, adverse weather conditions or other catastrophes, epidemics, or outbreaks of communicable diseases such as COVID-19, Severe Acute Respiratory Syndrome, Middle East Respiratory Syndrome, Ebola, or other contagious diseases may disrupt our operations and cause loss and damage to our production facilities, and acts of war, terrorist attacks, or other acts of violence may further materially and adversely affect the global financial markets and consumer confidence. Any of such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, results of operations, and financial condition.

Our revenue is susceptible to changes in the economic conditions and regulatory environment, social and/or political conditions, and civil disturbance or disobedience. We cannot assure you that there will be no political or social unrest in the near future or that there will not be other events that could lead to widespread protests or the disruption of the economic, political, and social conditions in the PRC. If such events persist for a prolonged period of time or the economic, political, and social conditions in the PRC are disrupted, our overall business and results of operations may be adversely affected.

If and when we expand our marketing efforts outside of China, our business may also be affected by macroeconomic factors in the other countries where our customers are located, such as general economic conditions, market sentiment, and regulatory, fiscal, and other governmental policies, all of which are beyond our control. Any such events may cause damage or disruption to our business, markets, customers, and suppliers, any of which may materially and adversely affect our business, financial condition, results of operations, and prospects.

Risks Relating to our Commercial Relationship with our VIE

PRC laws and regulations governing our business and the validity of certain of our contractual  arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our  business may be negatively affected, and we may be forced to relinquish our interests in those  operations.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, we conduct certain of our operations and businesses in the PRC through our VIE. Our VIE Agreements give us effective control over our VIE, Liaoning Kangbaier, and enable us to obtain substantially all of the economic benefits arising from it as well as consolidate its financial results in our results of operations. Although the structure we have adopted is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration, or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future.

The Company, Cambell International, Win&Win and BJK Holding are considered foreign investors and Baijiakang Consultingis considered a foreign invested enterprise under PRC law. As a result, Cambell International, Win&Win and BJK Holding are subject to certain limitations under PRC law on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations, or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

We believe that the ownership structures of our PRC subsidiary and our VIE in China do not violate any applicable PRC law, regulation, or rule currently in effect; and that the contractual arrangements between Baijiakang Consulting, its VIE, Liaoning Kangbaier, and its equity holders governed by PRC law are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect. However, there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules, and regulations. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. If the imposition of any of these government actions causes us to lose our right to direct the activities of our VIE or to otherwise separate from them and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIE in our consolidated financial statements. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition, and results of operations.

We conduct our operations in China through our PRC subsidiary and our VIE with which  we maintain contractual arrangements. There are risks associated with this structure as the PRC has not  yet ruled on its legality.

We are not a Chinese operating company but rather a Nevada holding company with a majority of our operations in the PRC conducted by our PRC subsidiary, Baijiakang Consulting, through contractual agreements which we maintain with , Liaoning Kangbaier, which is our VIE. Investors have not purchased an equity interest in the VIE but have purchased equity interests in a holding company incorporated in the State of Nevada, and will never directly hold equity interests in our PRC subsidiary or our VIE in China.

A series of contractual agreements, including the Consulting Service Agreement, the Business Operation Agreement, the Proxy Agreement, the Equity Disposal Agreement, and the Equity Pledge Agreement, have been entered into with our VIE, Liaoning Kangbaier, and its shareholders. The ownership structure of our VIE in China does not violate any applicable and explicit PRC laws and regulations currently in effect, and each of the contractual agreements governed by the PRC law is valid, binding, and enforceable in accordance with its terms, subject to enforceability of applicable laws and the discretion of relevant government authorities in exercising their authority in connection with the interpretation and implementation thereof. As a result of the contractual agreements, we are the primary beneficiary of the VIE for accounting purposes, and we have consolidated the results of operations, financial position, and cash flows of the VIE in our consolidated financial statements under U.S. GAAP. The contractual arrangements with the VIE provide us with a “controlling financial interest” in the VIE by granting us: (i) the power to direct activities of the VIE that most significantly affect its economic performance; and (ii) the right to receive economic benefits from the VIE.

However, there are risks associated with this structure as the PRC has not yet ruled on its legality. As such, the VIE structure involves unique risks to our investors in the Nevada holding company. The risks are:

(i)	Our contractual arrangements may not be as effective in providing us with operational control, and shareholders of the VIE may fail to perform their obligations under the contractual arrangements.

(ii)	We may incur substantial costs to enforce the terms of the arrangements with the VIE.

(iii)	The legality and enforceability of the contractual arrangements by and between our PRC subsidiary and the VIE have not been tested in a court of law in China.

(iv)	The equity holders, directors and executive officers of the VIE as well as our employees who execute other strategic initiatives may have potential conflicts of interest with our Company

(v)	There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules regarding the status of our Nevada holding company with respect to the contractual arrangements with the VIE.

(vi)	It is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

(vii)	If we or our VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required licenses, permits, registrations, or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures.

(viii)	If the PRC government finds that the agreements that establish the VIE structure for operating our business do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we would be subject to severe penalties or be forced to relinquish our interest in those operations.

(ix)	If the PRC government deems that our contractual arrangements with the VIE do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change or any interpreted differently in the future, we could be subject to severe penalties or be forced to relinquish our interests in these operations.

(x)

Our Nevada holding company, our PRC subsidiary, the VIE, and our investors face uncertainty with respect to potential future actions by the PRC government that could affect the enforceability of the contractual arrangements with the VIE and consequently significantly affect the financial performance of the VIE and our Company as a whole.

(xi)	The PRC regulatory authorities could disallow the VIE structure, which would likely result in a material change in our operations and cause the value of our securities, including those we have or may in the future register for sale, to significantly decline or become worthless.

Our arrangements with our VIE and its shareholders may be subject to scrutiny by the PRC tax  authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and  therefore could have an adverse effect on our income and expenses.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or VIE, or its equity holders, owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules, and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our VIE, may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax consequences if the PRC tax authorities determine that our agreements with our VIE and its shareholders were not entered into based on arm’s length negotiations. As a result, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

Our current corporate structure and business operations may be substantially affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation. The Foreign Investment Law does not explicitly classify variable interest entities that are controlled through contractual arrangements as foreign invested enterprises even if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under the definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations, or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment, at which time it will be uncertain whether our contractual arrangements will be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how our contractual arrangements should be dealt with.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Special Administrative Measures (Negative List) for Foreign Investment Access jointly promulgated by MOFCOM and the NDRC that took effect in July 2020. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our VIE through contractual arrangements is deemed to be foreign investment in the future, and if any business of our VIE is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our VIE may be deemed to be invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operations.

Furthermore, if future laws, administrative regulations, or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

Our contractual arrangements may not be as effective in providing control over our variable interest entity as direct ownership.

We rely on contractual arrangements with our VIE to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE.

If we had direct ownership of the VIE, we would be able to exercise our rights as an equity holder directly to effect changes in the Board of Directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the Board of Directors of the entity exclusively by influencing the equity holders’ votes, and we would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations under the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our Company or may not perform their obligations under these contracts. For example, our VIE and its equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks, which the variable interest entity has the exclusive right to use, in an acceptable manner, or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIE at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or to the replacement of the equity holder were to remain unresolved, we would have to enforce our rights under the contractual arrangements through the operation of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and would be subject to uncertainties in the PRC legal system. Consequently, the contractual arrangements may not be as effective as direct ownership in ensuring our control over the relevant portion of our business operations.

Any failure by our VIE or its equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition, and results of operations.

If our VIE or its equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into an option agreement in relation to our variable interest entity, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules, and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the variable interest entity to secure certain obligations of such VIE or its equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and would be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over our variable interest entity and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

Risks Related to Doing Business in China

Changes in international trade or investment policies and barriers to trade or investment and the ongoing geopolitical conflict may have an adverse effect on our business and expansion plans and could lead to the delisting of our securities from U.S. exchanges and/or other restrictions or prohibitions on investing in our securities.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, the U.S. administration has advocated for and taken steps toward restricting trade in certain goods, particularly from China. From 2018 to late 2019, the United States announced several tariff increases that applied to products imported from China, totaling over US$550 billion. By the end of 2019, the two countries had reached a phase one trade deal to roll back tariffs and suspend certain tariff increases by the United States that were scheduled to take effect from December 2019, and in January 2020, the two sides entered into a formal phase one agreement on trade. The progress of trade talks between China and the United States is subject to uncertainties, and there can be no assurance as to whether the United States will maintain or reduce tariffs or impose additional tariffs on Chinese products in the near future. Furthermore, in August 2019, the U.S. Treasury Department labeled China as a currency manipulator, which label was officially dropped by the U.S. Treasury Department in January 2020. However, it is uncertain whether the U.S. government may issue any similar announcements in the future. As a result of such announcement, the United States may take further actions to eliminate perceived unfair competitive advantages created by alleged manipulating actions. Changes to national trade or investment policies, treaties and tariffs, fluctuations in exchange rates, or the perception that these changes could occur could adversely affect the financial and economic conditions in China, as well as our future international and cross-border operations, our financial condition, and our results of operations.

In addition, the United States is considering ways to limit U.S. investment portfolio flows into China. For example, in May 2020, under pressure from U.S. administration officials, the independent Federal Retirement Thrift Investment Board suspended its implementation of plans to change the benchmark of one of its retirement asset funds to an international index that includes companies in emerging markets, including China. China-based companies, including us, may become subject to executive orders or other regulatory actions that may, among other things, prohibit U.S. investors from investing in these companies and delist the securities of these companies from U.S. exchanges. As a result, U.S. and certain other persons may be prohibited from investing in the securities of our Company, whether or not they are listed on U.S. exchanges. For example, in November 2020, the U.S. administration issued U.S. Executive Order 13959, prohibiting investments by any U.S. person in publicly traded securities of certain Chinese companies that are deemed owned or controlled by the Chinese military. In May 2021, the American depositary shares of China Telecom, China Mobile, and China Unicom were delisted from the NYSE to comply with this executive order. In June 2021, the U.S. administration expanded the scope of the executive order to Chinese defense and surveillance technology companies. Geopolitical tensions between China and the United States may intensify and the United States may adopt even more drastic measures in the future.

China and other countries have retaliated and may further retaliate in response to new trade policies, treaties and tariffs implemented by the United States. For instance, in response to the tariffs announced by the United States, in 2018 and 2019, China announced it would stop buying U.S. agricultural products and imposed tariffs on over US$185 billion worth of U.S. goods. Although China subsequently granted tariff exemptions for certain U.S. products as a result of trade talks and the phase one trade deal with the United States, it is uncertain whether there will be any further material changes to China’s tariff policies. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict, which would have an adverse effect on manufacturing, trade, and a wide range of industries that rely on trade, including logistics, retail sales, and other businesses and services, which could adversely affect our business operations and financial results.

Additionally, China has issued regulations to give itself the ability to unilaterally nullify the effects of certain foreign restrictions that are deemed to be unjustified to Chinese individuals and entities. The Rules on Counteracting Unjustified Extra-territorial Application of Foreign Legislation and Other Measures promulgated by the Ministry of Commerce (“MOFCOM”) on January 9, 2021 with immediate effect, provide that, among other things, Chinese individuals or entities are required to report to the MOFCOM within 30 days if they are prohibited or restricted from engaging in normal business activities with third-party countries or their nationals or entities due to non-Chinese laws or measures; and the MOFCOM, following the decision of the relevant Chinese authorities, may issue prohibition orders contravening such non-Chinese laws or measures. Furthermore, on June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Anti-foreign Sanctions Law, which came into effect on the same day. The Anti-foreign Sanctions Law prohibits any organization or individual from implementing or providing assistance in implementation of discriminatory restrictive measures taken by any foreign state against the citizens or organizations of China. In addition, all organizations and individuals in China are required to implement the retaliatory measures taken by relevant departments of the State Council. Since the aforesaid laws and rules were newly promulgated, there exist high uncertainties as to how such regulations will be interpreted and implemented and how they would affect our business and results of operations or the trading prices of our Shares.

The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us.

Trade tensions and policy changes have also led to measures that could have adverse effects on China-based issuers, including proposed legislation in the United States that would require listed companies whose audit reports and/or auditors who are subject to review by PCAOB to be subject to enhanced disclosure obligations and be subject to delisting if they do not comply with the requirements.

If the Chinese government were to impose new requirements for approval from the PRC authorities to issue the Company’s shares of common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause such securities to significantly decline in value or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or “the Opinions,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies.

Based on our understanding of currently applicable PRC laws and regulations, the Company and its PRC subsidiary: (i) are not currently required to obtain permissions from any PRC authorities to operate or to issue securities to foreign investors; (ii) are not subject to permission requirements from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”) or any other entity that is required to approve their operations; and (iii) have not been denied any permissions by any PRC authorities. In addition, BJK Holding, our Hong Kong subsidiary that owns 100% of the outstanding shares of Baijiakang (Liaoning), is afforded the legal protections of national treatment under the Foreign Investment Law of the People’s Republic of China.

If we have erroneously concluded that these permission requirements do not apply to us, or if applicable laws, regulations or interpretations change, and it is determined in the future that the permission requirements become applicable to us, we may be subject to review, may face challenges in addressing these requirements and may incur substantial costs in complying with these requirements, which could result in material adverse changes in our business operations and financial position. In addition, if we are not able to fully comply with the Measures for Cybersecurity Review (2021 version) or if the Opinions are determined to be applicable to us, our ability to offer or to continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

The New Overseas Listing Rules and other relevant rules promulgated by the CSRC may subject us to additional compliance requirements in the future.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. On February 17, 2023, the CSRC also issued the Notice on the Administrative Arrangements for the Filing of the Overseas Securities Offering and Listing by Domestic Companies (the “CSRC Notice”). Pursuant to the Trial Measures and the CSRC Notice, among other things, (i) a domestic company that seeks to offer or list securities overseas, both directly and indirectly, must complete certain filing procedures with the CSRC within three working days following its submission of an initial public offering or listing application; and (ii) domestic companies which have already, directly or indirectly, offered and listed securities in overseas markets prior to the effectiveness of the Trial Measures are required to fulfill their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market. If the issuer meets both of the following criteria, the overseas offering and listing conducted by such issuer shall be deemed an indirect overseas offering and listing by a PRC domestic company: (i) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year were derived from PRC domestic companies; and (ii) the majority of the issuer’s business activities are carried out in mainland China, or its main place(s) of business are located in mainland China, or the majority of its senior management team in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. Where a PRC domestic company is seeking an indirect overseas offering and listing in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings and fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

On February 24, 2023, the CSRC and other PRC governmental authorities jointly revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued in 2009 (the “Provisions”). The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023, together with the Trial Measures. One of the major revisions in the revised Provisions is the expansion of their application to cover indirect overseas offerings and listings, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (i) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies shall first obtain approval from competent authorities according to law and file with the secrecy administrative department at the same level; and (ii) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. On or after March 31, 2023, any failure or perceived failure by the Company and its subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities and referred to the judicial branch to be investigated for criminal liability if suspected of committing a crime.

The Trial Measures and the revised Provisions recently issued by PRC authorities may subject us to additional compliance requirements in the future if we should undertake a public offering or a refinancing, as there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, and we cannot assure you that we will be able to comply with all the new regulatory requirements of the Trial Measures, the revised Provisions or any future implementing rules on a timely basis, or at all. Any failure by us to fully comply with the new regulatory requirements, including but not limited to the failure to complete the filing procedures with the CSRC, may significantly limit or completely hinder our ability to offer or continue to offer our shares of common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our shares of common stock to significantly decline in value or become worthless.

Furthermore, the PRC government authorities may further strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Any such action may adversely affect our operations and significantly limit or completely hinder our ability to offer or continue to offer securities to you and cause the value of such securities to significantly decline or the securities to be worthless.

The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong subsidiary, and the market price for our shares could be adversely affected by increased tensions between the United States and China.

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (HKSAR). This law defines the duties and government bodies of the HKSAR for safeguarding national security and four categories of offences—secession, subversion, terrorist activities and collusion with a foreign country or external elements to endanger national security—and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including former HKSAR chief executive Carrie Lam and current HKSAR chief executive John Lee. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under the HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong like our Hong Kong subsidiary. If we or our Hong Kong or PRC subsidiaries are determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position, and results of operations could be materially and adversely affected. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our common stock could be adversely affected.

The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China.

The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China. Such governmental actions:

●	could result in a material change in our operations and/or the value of our shares;

●	could significantly limit or completely hinder our ability to continue our operations in China;

●	could significantly limit or completely hinder our ability to offer or continue to offer our shares to investors; and

●	may cause the value of our shares to significantly decline or the shares to be worthless.

Recently, the PRC government initiated a series of regulatory actions and new policies to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impact such modified or new laws and regulations will have on our daily business operation, our ability to accept foreign investments and the continued listing of our shares in the U.S. markets. These actions could result in a material change in our operations and/could cause the value of our shares to significantly decline or become worthless.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same date as the issuance of the Trial Measures, the CSRC circulated No. 1 to No. 5 Supporting Guidance Rules, the Notes on the Trial Measures, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises, and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC, or collectively, the Guidance Rules and Notice. The Trial Measures, together with the Guidance Rules and Notice, reiterate the basic supervision principles as reflected in the Overseas Listing Regulations by providing substantially the same requirements for filings of overseas offerings and listings by domestic companies, yet made the following updates compared to the Overseas Listing Regulations: (a) further clarification of the circumstances prohibiting overseas issuance and listing; (b) further clarification of the standard of indirect overseas listing under the principle of substance over form, and (c) adding more details of filing procedures and requirements by setting different filing requirements for different types of overseas offerings and listing.

Pursuant to the Trial Measures and the Guidance Rules and Notice, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC within three working days following its submission of initial public offerings or listing application. Companies that have already been listed on overseas stock exchanges or have obtained the approval from overseas supervision administrations or stock exchanges for their offerings and listings and that will complete their overseas offerings and listings prior to September 30, 2023 are not required to make immediate filings for their listings yet need to make filings for subsequent offerings in accordance with the Trial Measures. Companies that have already submitted an application for an initial public offering to overseas supervision administrations prior to the effective date of the Trial Measures but have not yet obtained approval from overseas supervision administrations or stock exchanges for the offering and listing may arrange for the filing within a reasonable time period and should complete the filing procedure before such companies’ overseas issuance and listing.

The Chinese government has also exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including those relating to regulation of the health product industry, taxation, import and export tariffs, environmental regulations, land use rights, property ownership and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future could have a significant effect on us and our business.

Changes in the policies, regulations and rules, and the enforcement of laws of the PRC government may be implemented quickly with little advance notice and could have a significant impact upon our Operating Subsidiary’s ability to operate profitably in the PRC. The PRC legal system also embodies uncertainties, which could limit law enforcement availability. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past several decades has significantly enhanced the protections afforded to various forms of foreign investment in China. Our Operating Subsidiaries are subject to PRC laws and regulations. However, these laws and regulations change frequently, and the interpretation and enforcement thereof involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protections to which we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability of our Operating Subsidiaries to enforce their contracts, could affect our business and operation. In addition, confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to our business, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement.

The legal system in China, it laws and regulation changing frequently and the uncertainty in interpretation and enforcement of those laws could result in a material change in our operations, and further significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

China’s economic policies could affect our Operating Subsidiary’s business.

A substantial amount of our assets are located in China, and revenue is currently derived from our Operating Subsidiary’s operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

While China’s economy has experienced significant growth over the past decades, growth has been irregular, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the policies of the Chinese government, or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our products, and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

Many of the economies in Asia, including China, are experiencing substantial inflationary pressures, which may prompt governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability.

While many of the economies in Asia, including China, have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. Inflationary pressures may result in government intervention in the economy, including policies that may adversely affect the overall performance of the respective countries’ economy, which could, in turn, adversely affect our operations and the price of our common stock. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credit, interest rates, limitations on loans and restrictions on currency conversion and foreign investment. There also may be imposition of price controls. If prices for products from our suppliers and/or own products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability because of a decrease in revenue. In addition, if these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth.

Inflation, measures to contain inflation, and speculation about potential measures can also contribute to significant uncertainty in relation to the economy and weaken investor confidence, which could affect our ability to access finance, including access to equity of international capital markets. Future measures by the governments, including increases in interest rates, intervention in the foreign exchange market, and actions to adjust or fix the value of monetary denominations may trigger further increases in inflation, adversely affecting the overall performance of the respective economies. Inflation can also increase our costs and expenses, and we may not be able to transfer such costs to our customers, which would reduce our profits and net profit margins.

Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and results of operations and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Substantially all of our operations are conducted in the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political, and legal developments in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies.

The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions, and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past four decades, growth has been uneven, both geographically and among various sectors of the economy. Since 2020 due to the global pandemic, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity.

We cannot assure you that the PRC’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through VIE arrangements. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. As substantially all of our operations are based in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by China based companies could adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations and our business in China and in the United States.

Difficulties in registering our products for sale in Mainland China could have a material adverse effect on our results of operations and financial condition.

Although Baijiakang Consulting has obtained all required approval documents for its current health nutritional products, if it expands into different markets, it may need to apply for additional licenses. This process may involve an extended period of time and significant man-hours and may delay us from offering new health and nutritional products for sale or prevent us from launching new product initiatives.

For example, products marketed in China as “health foods” or for which certain claims are used are subject to “blue cap” or “blue hat” registrations, which involve extensive laboratory and clinical analysis by governmental authorities. This registration process can take anywhere from 18 months to 3 years, but may be substantially longer. We currently market dietary supplements. However, if government officials should determine that our products should be categorized as health foods, this could end or limit our ability to market such products in China and have a material adverse effect on our results of operations and financial condition.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of business through our operating subsidiary in the PRC. Our PRC subsidiary, the VIE and subsidiaries of the VIE are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs as well as various PRC laws and regulations generally applicable to companies incorporated in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business and results of operations.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property (including intellectual property) and procedural rights could adversely affect our business and impede our ability to continue our operations.

We may become subject to a variety of PRC laws and other regulations regarding data security or securities offerings that are conducted overseas and/or other foreign investment in China-based issuers, and any failure to comply with applicable laws and regulations could have a material and adverse effect on our business, financial condition and results of operations and may hinder our ability to offer or continue to offer our shares to investors and cause the value of our shares to significantly decline or be worthless.

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on certain activities in the securities market and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China”, or the “PRC Personal Information Protection Law”, which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of China that is carried out outside of China where (1) such processing is for the purpose of providing products or services for natural persons within China, (2) such processing is to analyze or evaluate the behavior of natural persons within China, or (3) there are any other circumstances stipulated by related laws and administrative regulations.

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”), together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies. The Overseas Listing Regulations requires that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in the PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Overseas Listing Regulations.

On December 28, 2021, the CAC jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020) issued on April 13, 2020. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any and online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

Our Hong Kong and PRC subsidiaries may in the future collect and store certain data (including certain personal information) from our customers, who may be PRC individuals, in connection with our business and operations and for “Know Your Customers” purposes (to combat money laundering). Given that: (i) two of our Hong Kong subsidiaries are incorporated and located in Hong Kong and the other PRC subsidiary is incorporated and located in China; (ii) we have a PRC subsidiary engaged in business operations in mainland China; and (iii) pursuant to the Basic Law of the Hong Kong Special Administrative Region (the “Basic Law”), which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong, except for those listed in Annex III of the Basic Law (which is confined to laws relating to defense and foreign affairs, as well as other matters outside the autonomy of Hong Kong), we currently may expect the Measures for Cybersecurity Review (2021), the PRC Personal Information Protection Law and the Overseas Listing Regulations to have an impact on our Hong Kong and PRC subsidiaries.

These statements and regulatory actions are new, and it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impact such modified or new laws and regulations will have on the daily business operations of our Hong Kong or PRC subsidiaries, their respective abilities to accept foreign investments and the listing of our shares on a U.S. or other foreign exchanges. There remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. If the Overseas Listing Regulations are adopted into law in the future and becomes applicable to our Hong Kong or PRC subsidiaries, if any of our Honk Kong or PRC subsidiaries is deemed to be an “Operator” required to file for cybersecurity review before listing in the United States or if the Measures for Cybersecurity Review (2021) or the PRC Personal Information Protection Law becomes applicable to our PRC subsidiaries, the business operations of our Hong Kong or PRC subsidiaries and the listing of our shares in the United States could be subject to the CAC’s cybersecurity review or CSRC Overseas Issuance and Listing review in the future. If our Hong Kong or PRC subsidiaries become subject to the CAC or CSRC review, we cannot assure you that our Hong Kong or PRC subsidiaries will be able to comply with the regulatory requirements in all respects, and the current practice of collecting and processing personal information may be ordered to be rectified or terminated by regulatory authorities. In the event of a failure to comply, our Operating Subsidiaries may become subject to fines and other penalties, which may have a material adverse effect on our business, operations, and financial condition, may hinder our ability in the future to offer our shares to investors and cause the value of our shares to significantly decline or be worthless.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action may significantly limit or completely hinder our ability to offer shares to investors and cause the value of our shares to significantly decline or be worthless. As of the date of this Annual Report, we believe that we are in full compliance with the rules and regulations promulgated by the CAC and CSRC and associated policies as issued to current date.

These recent statements, laws, and regulations by the Chinese government, including the Measures for Cybersecurity Review (2021), the PRC Personal Information Protection Law and the Overseas Listing Regulations, have indicated an intent to exert greater oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. It is uncertain whether the Chinese government will adopt additional requirements or extend the existing requirements to apply to our Hong Kong subsidiaries located in Hong Kong. We could be subject to approval or review by Chinese regulatory authorities to pursue any future offerings. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in the PRC face significant political, economic, and legal risks. The communist regime in the PRC may hinder Western investment in the Company.

We may have difficulty establishing adequate management, legal, and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to its data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect its business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all.

Regulatory authorities in China have implemented and are considering further legislative and regulatory proposals concerning data protection. New laws and regulations that govern new areas of data protection or impose more stringent requirements may be introduced in China. In addition, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux and complicated, including differentiated requirements for different groups of people or different types of data.

These recent statements, laws, and regulations by the Chinese government, including the Measures for Cybersecurity Review (2021), the PRC Personal Information Protection Law and the Overseas Listing Regulations, have indicated an intent to exert greater oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. According to the Cybersecurity Review Measures promulgated by the Cyberspace Administration of China and certain other PRC regulatory authorities in April 2020, which became effective in June 2020, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. We do not believe that our company constitutes a critical information infrastructure operator pursuant to the Cybersecurity Review Measures that became effective in April 2020. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. It is uncertain whether the Chinese government will adopt additional requirements or extend the existing requirements to apply to our Hong Kong subsidiaries located in Hong Kong. We could be subject to approval or review by Chinese regulatory authorities to pursue any future offerings. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

On July 10, 2021, the Cyberspace Administration of China issued the Measures for Cybersecurity Review for public comments, which proposes to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. The PRC National Security Law defines various types of national security, including technology security and information security.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security . The Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

We currently have less than one million registered users on our digital and only require and obtain user information after users register with it. Given that we sell and service products through our digital platform, we may constitute a “data processor,” but the number of our online registered users is far less than one million. As a result, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review or the Regulations on Network Data Security. Nevertheless, the Measures for Cybersecurity Review or the Regulations on Network Data Security may be subject to further changes Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the Measures for Cybersecurity Review , the Regulations on Network Data Security or the Opinions on Strictly Cracking Down on Illegal Securities Activities, we face uncertainties as to the interpretation or implementation of such regulations or rules and we may in the future be required to perform a data security assessment annually either by ourselves or by retaining a third party data security service provider and submitting such data security assessment report to the local agency every year under the draft Regulations on Network Data Security

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law provides for data security and privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law which took effect on November 1, 2021. In addition to other rules and principles of personal information processing, the Personal Information Protection Law specifically provides rules for processing sensitive personal information. Sensitive personal information refers to personal information that, once leaked or illegally used, could easily lead to the infringement of human dignity or harm to the personal or property safety of an individual, including biometric recognition, religious belief, specific identity, medical and health, financial account, personal whereabouts, and other information of an individual, as well as any personal information of a minor under the age of 14. Only where there is a specific purpose and sufficient necessity, and under circumstances where strict protection measures are taken, may personal information processors process sensitive personal information. A personal information processor shall inform the individual of the necessity of processing such sensitive personal information and the impact thereof on the individual’s rights and interests. As uncertainties remain regarding the interpretation and implementation of the Personal Information Protection Law, we cannot assure you that we will comply with the Personal Information Protection Law in all respects and regulatory authorities may order us to rectify or terminate our current practice of collecting and processing sensitive personal information.

Compliance with the PRC Cybersecurity Law, the PRC National Security Law, the Data Security Law, the Cybersecurity Review Measures, the Personal Information Protection Law, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our common stock in the future. PRC regulators, including the Department of Public Security, the MIIT, the SAMR and the CAC, have been increasingly focused on regulation in the areas of data security and data protection, and are enhancing the protection of privacy and data security by rulemaking and enforcement actions at central and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

Any failure, or perceived failure, by us to comply with the above and other regulatory requirements or privacy protection-related laws, rules and regulations could result in reputational damages or proceedings or actions against us by governmental entities, consumers, or others. These proceedings or actions could subject us to significant penalties and negative publicity, require us to change our data and other business practices, increase our costs and severely disrupt our business, or negatively affect the trading price of our common stock.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Our Operating Subsidiary and the VIE may not be able to obtain or maintain all necessary licenses, permits, and approvals and to make all necessary registrations and filings for their business activities in the PRC and related to residents therein, especially in light of the nature of our VIE’ business operations, which includes the sale of health related products.

As of the date of this Annual Report, our Operating Subsidiary and VIE have received all necessary governmental approvals and licenses for operations in the PRC, including the business approvals and licenses issued by the PRC State Administration for Market Regulation, and neither of them has been denied any such approvals. However, in the event that our Operating Subsidiary or our VIE erroneously concluded that certain licenses, permits, or approvals are not required or if applicable laws, regulations, or interpretations change and it is required to obtain additional permissions or approvals in the future, our Operating Subsidiary and VIE may incur significant costs and expenses and may need to budget additional resources to comply with any such requirements. Moreover, if either of our Operating Subsidiary or VIE fails to renew its relevant licenses or filings or fails to obtain future required licenses, permits, or approvals, it may become subject to fines and other penalties, which may have a material adverse effect on our business, operations, and financial condition.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past several decades has significantly enhanced the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary and affiliate is subject to PRC laws and regulations. However, these laws and regulations change frequently, and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operations. In addition, confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to our business, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements.

To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our shares of common stock could be delisted and prohibited from trading on a U.S. exchange.

The HFCAA, as amended, prohibits foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for two consecutive years beginning in 2021. On December 16, 2021, the PCAOB issued the Determination Report, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (i) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (ii) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the Determination Report identified specific registered public accounting firms subject to these determinations.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC (the “SOP”). Pursuant to the SOP, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. The determinations as to mainland China and Hong Kong were vacated by the PCAOB as of December 15, 2022 as a result of the PCAOB’s having been able to conduct extensive and thorough inspections and investigations of mainland China and Hong Kong firms in 2022 under the SOP; however, if the PCAOB encounters any impediment, in the future, to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by an authority in either jurisdiction, it may issue new determinations consistent with the HFCAA.

We engaged WWC, whose principal office is located in San Mateo, California, as our independent registered public accounting firm. Since WWC is not located in China or Hong Kong, WWC would not be subject to any determinations that may be announced by the PCAOB in the future with respect to auditors located in China or Hong Kong. We believe that the PCAOB’s inspectors and investigators will have consistent access to the audit work performed by WWC for us. Therefore, we do not expect to be affected by the HFCAA at this time.

However, to the extent that our auditor’s work papers may, in the future, become located in mainland China or in Hong Kong, such work papers may not be available for inspection by the PCAOB if authorities in the PRC or Hong Kong were to take a position at that time that would prevent the PCAOB from continuing to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong. If such lack of inspection were to extend for the requisite period of time under the HFCAA, and if the PCAOB were then to issue new determinations based on its inability to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by an authority in those jurisdictions, our shares of common stock could be delisted and prohibited from trading on a U.S. exchange. In addition, if our auditor’s work papers were to become located in China or Hong Kong in the future, and thereby not be available for PCAOB inspection, our investors would be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections, and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. Also, we cannot assure you that U.S. regulatory authorities will not apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our shares of common stock to be materially and adversely affected.

The enforcement of the PRC labor contract law may materially increase our costs and decrease our net income.

China adopted a new Labor Contract Law, effective on January 1, 2008, and issued its implementation rules, effective on September 18, 2008. The Labor Contract Law and related rules and regulations impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Due to the limited period of effectiveness of the Labor Contract Law and its implementation rules and regulations, and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. In particular, compliance with the Labor Contract Law and its implementation rules and regulations may increase our operating expenses. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules and regulations may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable and could result in a material decrease in our profitability.

A downturn in the Hong Kong, China, or global economy, or a change in economic and political policies of China, could materially and adversely affect our Operating Subsidiary’s business and financial condition.

Our PRC subsidiary’s business, prospects, financial condition, and results of operations may be influenced to a significant degree by political, economic, and social conditions in Hong Kong and China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on our PRC Operating Subsidiary.

Economic conditions in Hong Kong and China are sensitive to global economic conditions. Any prolonged slowdown in the global or Chinese economy may affect our current customers’ and potential customers’ businesses and have a negative impact on our Operating Subsidiaries’ business, results of operations and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

There are political risks associated with conducting business in Hong Kong and China.

Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance, or disobedience, as well as significant natural disasters, may affect the market and adversely affect our business operations. Hong Kong is a special administrative region of the PRC, and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems.” However, there is no assurance that there will not be any changes in the economic, political, and legal environment in either Hong Kong or China in the future. Since our operation are based in China and we have subsidiaries incorporated in Hong Kong, any change of such political arrangements may pose immediate threat to the stability of the economy in Hong Kong or China, thereby directly and adversely affecting our results of operations and financial positions.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Based on certain recent developments, including the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and, at the time President Trump signed an executive order and Hong Kong Autonomy Act, or HKAA, to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S, China, and Hong Kong, which could potentially harm our business.

Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our Operating Subsidiaries’ business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong like us. Furthermore, legislative, or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our common stock could be adversely affected.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

Currently, all of our revenues are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our Shares will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Our failure in making contributions to various employee benefit plans and in complying with applicable PRC labor-related laws may subject us to late payment penalties. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

We rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us could have a material and adverse effect on our ability to conduct our business.

We rely principally on dividends and other distributions on equity from our PRC subsidiary for our cash requirements, including for servicing any debt we may incur. Our PRC subsidiary’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiary to pay dividends to its shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. Our PRC subsidiaries, as foreign invested enterprises, (“FIEs”), are also required to further set aside a portion of their after-tax profit to fund an employee welfare fund, although the amount to be set aside, if any, is determined at their discretion. These reserves are not distributable as cash dividends. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to their shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our PRC subsidiary, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by our PRC subsidiary is required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our PRC subsidiary may not procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). Any medium- or long-term loan to be provided by us to our PRC-based subsidiaries must be registered with the National Development and Reform Commission and SAFE or its local branches. We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC subsidiary. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our PRC subsidiary. This is because there is no statutory limit on the amount of registered capital for our PRC subsidiary, and we are allowed to make capital contributions to our PRC subsidiary by subscribing for their initial registered capital and increased registered capital, provided that the PRC subsidiary complete the relevant filing and registration procedures.

With respect to loans to our PRC subsidiary by us, (i) if the PRC subsidiary adopts the traditional foreign exchange administration mechanism, or the Current Foreign Debt Mechanism, the outstanding amount of the loans shall not exceed the difference between the total investment and the registered capital of the PRC subsidiary; and (ii) if the PRC subsidiary adopts the foreign exchange administration mechanism as provided in Notice of the People’s Bank of China on Matters concerning the Macro-Prudential Management of Full-Covered Cross-Border Financing, or the PBOC Notice No. 9, the risk-weighted outstanding amount of the loans, which shall be calculated based on the formula provided in PBOC Notice No. 9, shall not exceed 200% of the net asset of the PRC subsidiary. According to the PBOC Notice No. 9, after a transition period of one year since the promulgation of PBOC Notice No. 9, the PBOC and SAFE will determine the cross-border financing administration mechanism for the foreign-invested enterprises after evaluating the overall implementation of PBOC Notice No. 9. As of the date of this Annual Report, neither the PBOC nor SAFE has promulgated and made public any further rules, regulations, notices or circulars in this regard. It is uncertain which mechanism will be adopted by the PBOC and SAFE in the future and what statutory limits will be imposed on us when providing loans to our PRC subsidiary. Currently, our PRC subsidiary has the flexibility to choose between the Current Foreign Debt Mechanism and the Notice No. 9 Foreign Debt Mechanism. However, if a more stringent foreign debt mechanism becomes mandatory, our ability to provide loans to our PRC subsidiary may be significantly limited, which may adversely affect our business, financial condition, and results of operations.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under our business scope. As a result, we are required to apply Renminbi funds converted from the net proceeds we received from our offshore financing activities within the business scopes of our PRC subsidiary. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in China by our PRC subsidiary, to invest in or acquire any other PRC company through our PRC subsidiary, or to establish new consolidated subsidiary in China, which may adversely affect our business, financial condition, and results of operations.

Restrictions under PRC law on our PRC subsidiaries’ ability to pay dividends and make other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiary and the VIE. As a holding company, we will rely on dividends and other distributions on equity paid by our Hong Kong and PRC subsidiaries for our cash and financing requirements Our subsidiaries are permitted under the respective laws of China and Hong Kong to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent that cash is in our Hong Kong or PRC subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on the ability to transfer cash. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other; nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries have paid any dividends, other distributions or transferred assets to our holding company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, we have not made any transfers, paid any dividends, or made any distributions to U.S. investors.

Moreover, PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amount in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The PRC government may issue further restrictive measures in the future.

We cannot assure you that the PRC’s government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

If our PRC subsidiary or consolidated affiliated entity are found incompliant with the employment and social security, taxation, marketing, telecommunication, or other rules of China, they may face penalties imposed by the PRC government.

Our PRC subsidiary and consolidated affiliated entity failed to strictly comply with PRC laws and regulations to contribute towards social insurance premium and housing fund on behalf of their employees, as required by the applicable laws and regulations. We may be required by relevant authorities to make up the shortfall of social insurance premium and housing fund. Although we have made efforts to settle tax payables and take compliance measures, if any PRC government authority takes the position that there is non-compliance with the taxation, marketing, telecommunication, or other rules by our PRC subsidiary or consolidated affiliated entity, they may be exposed to penalties from PRC government authorities, in which case the operation and financial conditions of our PRC subsidiary or consolidated affiliated entity may be adversely affected.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7, which came into effect on the same day, revised in October 2017 and December 2017. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-Resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017, and revised in June 2018. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such. Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or may be taxed if our company is transferor in such transactions and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfers of shares of our company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to penalties and limit our ability to inject capital into our PRC subsidiary and its VIE, limit our PRC subsidiary’s ability to distribute profits to us, or otherwise adversely affect us.

The SAFE promulgated the notice on relevant issues relating to domestic resident’s investment and financing and roundtrip investment through special purpose vehicles (“SPV(s)”), or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore SPV undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off).On February 28, 2015, SAFE issued a notice according to which the aforesaid PRC residents or entities are no longer required to register with SAFE or its local branch, instead the aforesaid PRC residents or entities need to register with local banks. We have notified substantial beneficial owners of our ordinary shares who we know are PRC residents of their filing obligation, and to the best of our knowledge, most of those shareholders whom we know are PRC residents have completed the registration. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE Circular 37. Failure by an individual to comply with the required SAFE registration and updating requirements described above may result in penalties up to RMB50, 000 imposed on such individual and restrictions being imposed on the foreign exchange activities of the PRC subsidiaries of such offshore SPV, including increasing the registered capital of payment of dividends and other distributions to, and receiving capital injections for the offshore SPV. Failure to comply with Notice 37 may also subject relevant PRC resident beneficial owners or the PRC subsidiaries of such offshore SPV to penalties under PRC foreign exchange administration regulations for evasion of applicable foreign exchange restrictions.

Failure to comply with the individual foreign exchange rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the implementation rules of the administrative measures for individual foreign exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the individual foreign exchange rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the individual foreign exchange rules.

It is uncertain how the individual foreign exchange rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiary to fines or legal sanctions on its operations, delay or restriction on repatriation of proceeds of any future offering into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations, and financial condition.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Fluctuation of the RMB may affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the PRC’s political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China, which are set based on the interbank foreign exchange market rates and the current exchange rates of a basket of currencies on the world financial markets.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism, and negative publicity by investors, financial commentators, and regulatory agencies, such as the SEC. Much of the scrutiny, criticism, and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies, or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism, and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism, and negative publicity will have on our Company, our business, and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company. This situation would be costly and time consuming and distract our management from growing our Company.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located has conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings, and other public pronouncements with the understanding that no local regulator has done any due diligence on our Company and with the understanding that none of our SEC reports, other filings, or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Risks Related to the Market for Our Securities

If the Chinese government chooses to exert greater oversight and control over offerings that are conducted overseas and/or foreign investment in China based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to overseas investors and cause such securities to significantly decline in value or to be worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. The PRC has recently proposed new rules that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China based Internet giants. Pursuant to Article 6 of the Measures for Cybersecurity Review (2021 Version), companies holding data on more than 1 million users must now apply for cybersecurity approval when seeking listings in other nations due to the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.”

We are in the business of developing and marketing of health products and supplements, which does not involve the collection of user data, implicate cybersecurity or involve any other type of restricted industry. Based on our understanding of currently applicable PRC laws and regulations, the shares of common stock are not subject to the review or prior approval of the CAC or the CRSC. Uncertainties still exist, however, due to the possibility that laws, regulations or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CRSC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to overseas investors and could cause such securities to significantly decline in value or to be worthless.

The market price for our shares could be adversely affected by increased tensions between the United States and China.

Recently, there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (HKSAR). This law defines the duties and government bodies of the HKSAR for safeguarding national security and four categories of offences—secession, subversion, terrorist activities and collusion with a foreign country or external elements to endanger national security—and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020 the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the HKAA on Hong Kong and companies like the Company. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our common stock could be adversely affected.

If the market price of our common stock drops below $5.00 per share, we may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will not trade for less than $5.00 per share or that we would qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

It may be difficult for overseas regulators to conduct investigations or collect evidence within China.

Shareholder claims or regulatory investigations that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. While the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of a mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While detailed interpretation or implementation of the rules under Article 177 have yet to be promulgated, the inability of an overseas securities regulator to directly conduct investigation or evidence collection activities within China may result in difficulties faced by our shareholders in protecting their interests.

There may be conflicts of interest between our management and our non-management shareholders.

Conflicts of interest create the risk that our officers and directors may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our officers’ and directors’ personal pecuniary interests and their fiduciary duty to our shareholders.

We have identified material weaknesses in our internal controls over our financial reporting. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the future trading price of our shares of common stocks.

During the fiscal years ended 2021 and 2022, the Company was dormant and had no internal controls implemented over its financial reporting. We have engaged the services of WWC, P.C. as our independent registered public accounting firm, which is located in San Mateo, California. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the future trading price of our shares of common stock.

We have identified material weaknesses in our internal control over financial reporting in the Company. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) we had limited controls over information processing; (ii) we had inadequate segregation of duties; (iii) we did not have a formal audit committee with a financial expert; and (iv) we did not have sufficient formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and SEC guidelines.

As a result, we may appoint three independent directors, at least one of whom the Board would determine to be qualified as a financial expert under the applicable SEC rules, and form an audit committee to be comprised of three independent directors. However, although the financial statements and footnotes are now reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.

Even if we develop effective internal controls over financial reporting, such controls may become inadequate due to changes in conditions, or the degree of compliance with such policies or procedures may deteriorate, which could result in the discovery of additional material weaknesses and deficiencies. In any event, the process of determining whether our existing internal control over financial reporting is compliant with Section 404 of the Sarbanes-Oxley Act (“Section 404”) and is sufficiently effective requires the investment of substantial time and resources by our senior management. As a result, this process may divert internal resources and take a significant amount of time and effort to complete. In addition, we cannot predict the outcome of this process and whether we will need to implement remedial actions in order to establish effective controls over financial reporting. The determination of whether our internal controls are sufficient and any remedial actions required could result in our incurring additional costs that we did not anticipate, including the hiring of additional outside consultants. We may also fail to timely complete our evaluation, testing and any remediation required to comply with Section 404.

Public companies are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, for as long as we are a “smaller reporting company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. While we could be a smaller reporting company for an indefinite period of time and thus relieved of the above-mentioned attestation requirement, an independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s or our audit committee’s assessment might not. Such undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

The recent joint statement by the SEC, proposed rule changes submitted by Nasdaq, and an act passed by the U.S. Senate and the U.S. House of Representatives, all call for additional and more stringent criteria to be applied to emerging market companies. These developments could add uncertainties to our business operations, common stock price and reputation.

U.S. public companies that have substantially all of their operations in China (including in Hong Kong) have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators, and regulatory agencies, such as the SEC. Much of the scrutiny, criticism, and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto, and, in many cases, allegations of fraud.

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or that have substantial operations in emerging markets including China, reiterating past SEC and PCAOB statements on matters including the difficulty associated with inspecting accounting firms and audit work papers in China, higher risks of fraud in emerging markets, and the difficulty of bringing and enforcing SEC, Department of Justice, and other U.S. regulatory actions, including in instances of fraud, in emerging markets generally.

On December 18, 2020, Congress enacted the HFCAA requiring foreign companies to certify that they are not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for two consecutive years, the issuer’s securities are prohibited from trading on a national exchange.

On May 21, 2021, Nasdaq filed three proposals with the SEC to (i) apply a minimum offering size requirement for companies primarily operating in a “Restrictive Market;” (ii) prohibit Restrictive Market companies from directly listing on the Nasdaq Capital Market and only permit them to list on the Nasdaq Global Select or Nasdaq Global Market in connection with a direct listing; and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

As a result of this scrutiny, criticism, and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism, and negative publicity will have on us, our business, and our common stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend ourselves. This situation would be costly and time consuming and would distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our shares of common stock.

To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may, in the future, be located in China or in Hong Kong, our shares of common stock could be delisted and prohibited from trading on a U.S. exchange.

The HFCAA, as amended, prohibits foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for two consecutive years beginning in 2021. On December 16, 2021, the PCAOB issued the Determination Report, which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (i) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (ii) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the Determination Report identified specific registered public accounting firms subject to these determinations.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC (the “SOP”). Pursuant to the SOP, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. The determinations as to mainland China and Hong Kong were vacated by the PCAOB as of December 15, 2022 as a result of the PCAOB’s having been able to conduct extensive and thorough inspections and investigations of mainland China and Hong Kong firms in 2022 under the SOP; however, if the PCAOB encounters any impediment, in the future, to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by an authority in either jurisdiction, it may issue new determinations consistent with the HFCAA.

Effective August 1, 2023, we have engaged WWC, LLP (“WWC”), whose principal office is located in San Mateo, California with an office in Hong Kong, as our new independent registered public accounting firm. Our financial statements for the fiscal years ended June 30, 2021 and 2022, which were filed in the delinquent reports on Form 10-K, were audited by WWC to the best of its ability. Based on the PCAOB’s current position and China’s compliance with the SOP, we do not expect to be affected by the HFCAA at this time. However, should PRC authorities fail to facilitate the PCAOB’s access in the future, the PCAOB may consider the need to issue a new determination, which may affect our ability to maintain the listing of our securities on a U.S. national securities exchange, including Nasdaq, and the trading of them in the over-the-counter trading market if our auditor’s work papers were, in the future, to become located in Hong Kong or China.

If our auditor’s work papers were to become located in China or Hong Kong, such work papers may not be available for inspection by the PCAOB if authorities in Hong Kong were to take a position at that time that would prevent the PCAOB from continuing to inspect or investigate completely registered public accounting firms headquartered in Hong Kong. If such lack of inspection were to extend for the requisite period of time under the HFCAA, and if the PCAOB were then to issue new determinations based on its inability to inspect or investigate completely registered public accounting firms headquartered in Hong Kong because of a position taken by an authority in those jurisdictions, our shares of common stock could be prohibited from trading on a U.S. exchange and delisted. In addition, our investors would be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections, and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. Also, we cannot assure you that U.S. regulatory authorities will not apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our shares of common stock to be materially and adversely affected.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until June 30, 2026, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer or if we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our shares of common stock. Accordingly, investors must be prepared to rely on sales of their shares of common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

We are required under the Sarbanes-Oxley Act of 2002 to document and test the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our shares of common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our Board of Directors has the right to determine the authorized number of directors and to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which prevents stockholders from being able to control the size of or fill vacancies on our Board of Directors. In addition, we are authorized to issue up to 1,000,000,000 shares of common stock, in one or more classes or series as may be determined by our Board of Directors. The issuance of shares of common stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 2. PROPERTIES

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a certain period of no more than 50 years. This period may be renewed at the expiration of the initial and any subsequent term. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We do not own or have not been granted land use rights to any property in China or any other countries.

Owned Real Property

Neither our Company nor the VIE owns any real property.

Leased Real Property

Baijiakang Consulting and its VIE, Liaoning Kangbaier, have entered into various lease arrangements in Beijing, the PRC, for their office and manufacturing spaces, which they believe are adequate and suitable for their current operations:

Property rental details
	Location (within the Group Hospital)	Area (m 2)	use
1	Zhaojia # 1-17-1, Xinglongtai District, Panjin City	2200	factory building
2	Zhaojia # 1-17-1, Xinglongtai District, Panjin City	800	storehouse
3	Zhaojia # 1-17-1, Xinglongtai District, Panjin City	1200	Office building (including WOFE)
4	Zhaojia # 1-17-1, Xinglongtai District, Panjin City	800	dormitory building
	amount to	5000

ITEM 3. LEGAL PROCEEDINGS

Other than ordinary routine litigation (in which we are not currently involved), we know of no material, existing, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which our director, officer, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are traded on the OTC Pink Market. Our common stock trades on a limited and sporadic basis and there is no assurance that a regular public trading market will ever develop. OTC market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC market securities transactions are conducted through a telephone and computer network connecting dealers. OTC market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Markets, Inc. These bid prices represent prices quoted by broker-dealers on the OTC Pink Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2022
Quarter ended September 30, 2021	4.99	3.00
Quarter ended, December 31,2021	4.99	4.99
Quarter ended March 31, 2022	4.99	4.99
Quarter ended June 30, 2022	4.99	4.99

Fiscal Year 2023
Quarter ended September 30, 2022	4.99	4.99
Quarter ended December 31, 2022	4.99	4.99
Quarter ended March 31, 2023	4.99	4.99
Quarter ended June 30, 2023	5.00	4.99

Quarter ended September 30, 2023	5.00	5.00

(1)	Data derived from www.otcmarkets.com.

Holders

As of June 30, 2023, there were nine registered holders of record of our common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our PRC operating entity for our funds and PRC regulations may limit the amount of funds distributed to us from our PRC operating entity, which will affect our ability to declare any dividends.

Stock Option and Warrant Grants

We have no stock options or warrants granted to our executives, employees, vendors, consultants, or any other parties as of the reporting date.

Registration Rights

We have not granted anyone any registration rights.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2023, the Company has not adopted any equity compensation plan.

Penny Stock Regulations

If the market price of our shares of common stock drops below $5.00 per share, our shares will be subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under that Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or if the issuer’s average revenues for each of the past three years exceeds $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock to the extent that it is penny stock, and may affect the ability of shareholders to sell their shares.

Rule 144

In general, under Rule 144 a person, or persons whose shares are aggregated, who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale and who has beneficially owned shares of our common stock for at least six months, including the holding period of any prior owner except if the prior owner was one of our affiliates, would be entitled to sell all of their shares, provided that current public information about our company is available.

Sales under Rule 144 also may be subject to manner of sale provisions and notice requirements and to the availability of current public information about our Company. Any substantial sale of common stock pursuant to any resale registration statement or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Because we were a shell company with no operations prior to the close of the Share Exchange Agreement, sales of our shares were required to be compliant with Rule 144(i). Pursuant to Rule 144(i), none of our shares of common stock could be sold under Rule 144 until December 2023, which was 12 months after we filed the current report on Form 8-K reporting the closing of the Share Exchange Agreement. Additionally, stockholders could not sell our shares pursuant to Rule 144 unless, at the time of the sale, we had filed with the SEC all periodic reports, other than reports on Form 8-K, required under the Exchange Act for the preceding 12 months.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold within the past three years that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of the provisions of Regulation S (“Regulation S”), which was adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Act. Unless stated otherwise: (i) the securities were offered and sold only to non-US Persons, as defined in Regulation S.

On December 30, 2022, we entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Cambell International Holding Limited (“Cambell International”), a limited liability company incorporated in the British Virgin Islands on September 23, 2020; (ii) the shareholders of Cambell International (the “Cambell Shareholders”); and (iii) Ms. Xiaoyan Yuan, the holder of all of our outstanding shares of preferred stock, to acquire all the issued and outstanding capital stock of Cambell International in exchange for the issuance to the Cambell Shareholders of an aggregate of 1,000,000 shares (the “Shares”) of our common stock and the transfer by Ms. Yuan to the Cambell Shareholders of 9,000,000 shares of our series A preferred stock owned by her (“Reverse Acquisition”). The Reverse Acquisition was closed on December 30, 2022.

In issuing these securities to the Cambell Shareholders, we relied upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the SEC. Among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each of the recipients of the shares certified that he/she/it is not a U.S. Person, as defined in Regulation S, and is not acquiring the securities for the account or benefit of any U.S. Person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration, and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Securities Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Business

We are a U.S. holding company incorporated in Nevada on June 6, 2016, which operates through our wholly owned subsidiary, Cambell International, a company incorporated in the British Virgin Islands on September 23, 2020. Cambell International, through a series of wholly owned subsidiaries incorporated in the British Virgin Islands, Hong Kong, and the PRC, conducts our operations through our VIE established in the People’s Republic of China. We do not have any equity ownership of our VIE; instead, we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements, or “VIE Agreements,” which are used to replicate foreign investment in China-based companies where Chinese law has certain restrictions on direct foreign investment in the Chinese operating companies.

Our China-based VIE, Liaoning Kangbaier, and its subsidiaries are focused on the research and development of extraction processes of natural β -carotene, as well as the production, distribution marketing and sales of natural β -carotene health food products. Natural β -carotene is a safe source of vitamin A, which is an essential nurturant important for vision, growth, cell division, reproduction, and immunity as well as containing antioxidant properties which offer protection from diabetes, heart disease, and cancer.

The Chinese government is committed to improving the health and life expectancy of its population which has seen dramatic increases in the spread of diseases resulting in reduced life expectancy and premature mortality. These are the result of a number of factors including industrialization, urbanization, population aging, and changes in the ecological environment. To actively respond to these health issues, the government has adopted and implemented a number of programs to promote health awareness and improve the medical and health system. These initiatives, together with the global outbreak of COVID-19, have increased the public’s awareness and demand for health products and nutritious and healthy food.

To address this demand and market potential, we have developed a line of natural β -carotene health products, including natural β -carrot juice, natural β -carrot powder, and natural β -carotene noodles. We are continuing to develop a variety of carotene products, such as carotene milk, carotene biscuits, carotene jelly, carotene enzyme, etc. These products are distributed, marketed, and sold in China through sales companies, regional agents, and franchised Baijiakang Healthy Lifestyle Supermarket.

To date, all of Liaoning Kangbaier’s products are distributed through qualified dealers in the markets where it operates. Liaoning Kangbaier has a stable and well-established distribution network, which has helped it grow its sales and expand its markets. As of the date of this Annual Report, Liaoning Kangbaier has established relationships with over fifty distributors in China. Our management is constantly looking to add and build long term relationships with qualified and reputable distributors to our network.

COVID-19

The COVID-19 pandemic resulted in quarantines, travel restrictions, limitations on social or public gatherings, and the temporary closure of business venues and facilities around the world.

Businesses and markets in mainland China have reopened and mainland China relaxed its policies and controls relating to COVID-19 in early December 2022. As a result, the number of cases of COVID-19 increased greatly which caused restrictions on distribution of products.

In early May 2023, the World Health Organization (“WHO”) International Health Regulations Emergency Committee announced that the Public Health Emergency of International Concern (the “PHEIC”) should end because of declining COVID-19 related hospitalizations and deaths and high levels of immunity in the population. The Committee “advised that it is time to transition to long-term management of the Covid-19 pandemic” and the WHO Director-General concurred. We plan to continue to monitor the level of COVID-19 cases, which may still be considered a threat in the long term because the virus continues to evolve and spread.

We do not expect that the virus will have a material adverse effect on our business or financial results at this time. However, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

Recent Regulatory Developments in China

Under current Chinese laws and regulations, the Company believes that the VIE Agreements are not subject to any government approval. The shareholders of Baijiakang Consulting were required to register with SAFE when they established offshore vehicles to hold Liaoning Kangbaier. Such SAFE registration was effected on May 14, 2021. These shareholders of Baijiakang Consulting were also required to register their equity pledge arrangement by the Equity Pledge Agreement with Baijiakang Consulting. However, the Company faces uncertainty with respect to future actions by the PRC government that could significantly affect Baijiakang Consulting’s financial performance and the enforceability of the VIE Agreements.

On July 6, 2021, the PRC government issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, calling for: (i) tightening oversight of data security, cross-border data flow, and administration of classified information, as well as amendments to relevant regulations to specify responsibilities of overseas listed Chinese companies with respect to data security and information security; (ii) enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and (iii) extraterritorial application of China’s securities laws. As the Opinions on Strictly Cracking Down on Illegal Securities Activities were recently issued, there is great uncertainty with respect to the interpretation and implementation thereof. We will closely monitor further developments.

In addition, on July 10, 2021, the Cyberspace Administration of China (the “CAC”) issued the Measures for Cybersecurity Review, or the Measures, which proposed to authorize the relevant government authorities to conduct cybersecurity review on a range of activities that affect or may affect national security, including listings in foreign countries by companies that possess the personal data of more than one million users. On January 4, 2022, the CAC issued the New Measures for Cybersecurity Review (the “New Measures”), which amended the Measures for Cybersecurity Review (Draft Revisions) released on July 10, 2021. As our VIE has less than one million customers, we believe that the Measures are not applicable to us in current form. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several US-listed Chinese companies and prohibiting these apps from registering new users during the review period. There are great uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations regarding data and privacy security. We may be required to change our data and other business practices and be subject to regulatory investigations, penalties, increased cost of operations, or declines in issuer growth or engagement as a result of these laws and policies.

Cash Transfers Within our Organization

As between the Company and its subsidiaries, cash will generally be transferred by means of capital contributions and/or interest-free intercompany loans. Cash to be transferred or settled between the Company and its subsidiaries, on the one hand, and the consolidated VIE, on the other hand, will typically be transferred through payments for fees under our contractual arrangements with the VIE, expense reimbursements, or intercompany borrowings between the Company or one of its subsidiaries and the consolidated VIE. Any such loans will be interest-free, unsecured and payable on demand. For more information regarding these contractual arrangements, see “Item 1. Business - Corporate History and Structure - Contractual Arrangements.” The enforceability and treatment of the intercompany agreements within our organization, including intercompany borrowings and the contractual arrangements with our VIE, have not been tested in court. To the extent cash and/or assets in the business are in the PRC and/or Hong Kong or our PRC and/or Hong Kong entities, such funds and/or assets may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations imposed by the PRC government on the ability of the Company or its subsidiaries to transfer cash and/or assets. There are no tax consequences for intercompany borrowings or the payment for intercompany services, except for the standard value added taxes and/or income taxes for the revenues and/or profits generated from such services.

The proceeds of any transactions within our organization, including with the VIE, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Consolidated Financial Statements for the fiscal year ended June 30, 2023 included in this Annual Report.

As of the date of this Annual Report, there have been no distributions or dividends by any of our direct or indirect subsidiaries to the Company. The Company has not declared any dividends or made any distributions to its shareholders, and we do not anticipate declaring a dividend in the foreseeable future. No assets other than cash are transferred within our organization. For more details, please see our “Consolidated Financial Statements” and the “Condensed Consolidating Schedule” on page 16.

Foreign Operations

All of our business operations are conducted in Mainland China. Accordingly, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in the PRC. Operating in foreign countries involves substantial risk. For example, our business activities subject us to a number of Chinese laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, labor laws, intellectual property laws, privacy laws, and anti-competition regulations, which have uncertainties. Any failure to comply with the PRC laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in China, and harm our reputation.

Operating in foreign countries also subjects us to risk from currency fluctuations. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings. This could either reduce the U.S. dollar value of our prices or, if we raise prices in the local currency, it could reduce the overall demand for our product offerings. Either could adversely affect our revenue. Conversely, a rise in the price of local currencies relative to the U.S. dollar could adversely impact our profitability because it would increase our costs denominated in those currencies, thus adversely affecting gross margins.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, which replaced ASC Topic 605, using the modified retrospective method of adoption.

The Company recognizes revenues when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition. Hence, the Company’s accounting for revenue remains substantially unchanged. There were no cumulative effect adjustments for service contracts in place prior to the adoption. The effect from the adoption of ASC Topic 606 was not material to the Company’s consolidated financial statements.

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

Based on the above significant judgments, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the years ended June 30, 2023 and 2022, respectively.

The Company is in traditional production business operation and its performance obligation is delivery of the products to customers within the agreed upon time and location. Customers sign on the delivery notes to indicate their acceptance. The typical payment term is either advance payment or agreed-upon credit terms after delivery of products. There is no warranty and return policy for the customers. The Company accounts for the sales of health care products using the gross method, as its controls the products that it sells until at which point it transfers control of the products to its customers and recognizes revenue.

There are two revenue streams within the Company’s operations: (1) sales of health care products which constitutes the majority of the revenues, and (2) others.

	Fiscal Years Ended June 30,
	2023	2022
	Sales	Sales
Health care product sales	$461,302	817,954
Others	1,774	11,417
Total revenues	$463,076	829,371

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

Advertising and promotional expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $16,049 and $161,853 for the fiscal years ended June 30, 2023 and 2022, respectively.

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

Level 2 - include other inputs that are directly or indirectly observable in the marketplace.

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

As of June 30, 2023 and 2022, the Company had no investments in financial instruments.

Income tax

The Company’s subsidiary in China are subject to the income tax laws of the relevant tax jurisdiction. No taxable income was generated outside the PRC for the years ended June 30, 2023 and 2022. The Company accounts for income tax in accordance with U.S. GAAP.

Current income taxes are provided on the basis of net profit (loss) for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations and comprehensive loss in the period of the enactment of the change.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2023 and 2022 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the years ended June 30, 2023 and 2022.

Recent Accounting Pronouncements

See the discussion of the recent accounting pronouncements contained in Note 2 to the consolidated financial statements, “Summary of Significant Accounting Policies.”

Results of Operations

Pursuant to the “Reverse Acquisition,” Cambell International is deemed to be the acquirer. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the business combination will be those of Cambell International and its consolidated subsidiaries and will be recorded at the historical cost basis of Cambell International and retroactively restated. The consolidated financial statements after consummation of the business combination will include the assets and liabilities of Cambell International and its subsidiaries and VIE, historical operations of Cambell International and its subsidiaries and VIE, and operations of Bitmis Corp., now known as Campbell International Holding Corp., from the closing date of the Reverse Acquisition.

Comparison of Fiscal Years Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the years ended June 30, 2023 and 2022 both in dollars and as a percentage of our revenue.

	Fiscal Years Ended June 30,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenues	463,076	100.00%	829,371	100.00%
Cost of revenues	(371,455)	(80.21)%	(598,880)	(72.21)%
Gross profit	91,621	19.79%	230,491	27.79%
Operating expenses
Selling expenses	(20,064)	(4.33)%	(182,896)	(22.05)%
General and administrative expenses	(1,184,025)	(255.69)%	(581,376)	(70.10)%
Loss from operations	(1,112,468)	(240.23)%	(533,781)	(64.36)%

Other Income (expense)
Other incomes	21,104	4.56%	13,869	1.67%
Other expenses	(4,914)	(1.06)%	(144,870)	(17.46)%
Net loss before taxes	(1,096,278)	(236.73)%	(664,782)	(80.15)%
Income tax expenses	391	0.08%	-	-
Net loss	(1,095,887)	(236.65)%	(664,782)	(80.15)%

Revenues

Our revenues were $463,076 for the fiscal year ended June 30, 2023 representing a decrease of $366,295 or 44% from $829,371 for the fiscal year ended June 30, 2022. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues; and (2) others. The decrease was mainly due to China’s cancellation of Covid-19 prevention and control policies, and exacerbated by the rampant spread of Covid-19 across the country during the first quarter of 2023.

	Fiscal Years Ended June 30,
	2023	2022
	Sales	Sales
Health care product sales	$461,302	817,954
Others	1,774	11,417
Total revenues	$463,076	829,371

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

Practical expedients and exemption. The Company elected a practical expedient that it does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects that, upon the inception of revenue contracts, the period between when the Company transfers its promised deliverables to its customers and when the customers pay for those deliverables will be more than one year.

Cost of revenues.

Our cost of revenues was $371,455 for the years ended June 30, 2023 compared to $598,880 for the same period last year. Cost of revenue refers to the cost of material and labor cost, direct material and overhead costs. The decrease was in line with revenue.

Gross profit and gross margin.

Our gross profit was $91,621 for the years ended June 30, 2023, compared with a gross profit of $230,491 for the same period last year. The gross margin was increased from 27.79% during 2022 to 19.79% during 2023. The decrease was in line with revenue.

Selling expenses.

As shown below, our selling expenses consist primarily of advertising fee to our selling department and other expenses incurred in connection with general operations. Our selling expenses decreased by $162,832 to $20,064 for the years ended June 30, 2023, from $182,896 for the same period 2022. The decrease was mainly due to the advertising fee decreased by $145,804 for the years ended June 30, 2023, as less promotion activities during 2023

	June 30, 2023		June 30, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	16,049	79.99%	161,853	88.49%	(145,804)	(90.08)%
Salaries and welfare	-	-	19,303	10.55%	(19,303)	(100)%
Others	4,015	20.01%	1,740	0.96%	2,275	130.75%
Total selling expenses	$20,064	100.00%	$182,896	100.00%	$(162,832)	(89.03)%

General and administrative expenses.

As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $602,649 to $1,184,025 for the years ended June 30, 2023, from $581,376 for the same period in 2022. The increase was mainly due to $638,488 provision doubtful accounts accrued during the year ended June 30, 2023. Besides, professional fee increased $111,944 due to the attorney fee.

	June 30, 2023		June 30, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$207,250	17.50%	$269,643	46.38%	$(62,393)	(23.14)%
Business entertainment	23,299	1.97%	14,792	2.54%	8,507	57.51%
Depreciation	19,147	1.62%	55,405	9.53%	(36,258)	(65.44)%
Office expenses	24,380	2.06%	29,821	5.13%	(5,441)	(18.25)%
Professional fee	208,833	17.64%	96,889	16.67%	111,944	115.54%
Bad debt provision (reversal)	638,488	53.92%	(21,685)	(3.73)%	660,173	(3,044.36)%
Materials expenses	-	-	86,197	14.83%	(86,197)	(100.00)%
Rental fee	-	-	26	-%	(26)	(100.00)%
Travel fee	10,957	0.93%	12,436	2.14%	(1,479)	(11.89)%
Installation and maintenance fee	-	-	6,960	1.20%	(6,960)	(100.00)%
Taxation	-	-	2,621	0.45%	(2,621)	(100.00)%
Other	51,671	4.36%	28,271	4.86%	23,400	82.77%
Total general and administrative expenses	$1,184,025	100.00%	$581,376	100.00%	$602,649	103.66%

Income tax benefit.

Our income tax benefit was 391 and nil for the years ended June 30, 2023 and 2022.

Net loss.

As a result of the cumulative effect of the factors described above, our net loss was $1,095,887 for the years ended June 30, 2023 and net loss $664,782 for the years ended June 30, 2022.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Fiscal Years Ended
	June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(9,570,964)	9,482,639
Net cash used in investing activities	$(1,175)	(96,166)
Net cash provided by (used in) financing activities	$9,674,141	(9,238,562)

Operating Activities

Net cash used in operating activities was $9,570,964 for the years ended June 30, 2023, as compared to $9,482,639 net cash provided by operating activities for the years ended June 30, 2022.

The net cash used in operating activities for the years ended June 30, 2023 was mainly due to our net loss of $1,095,887, a decrease in advance from customers of $6,062,321 and a decrease in other payables of $4,150,362, partially offset by a decrease in other receivables of $1,224,585. The net cash provided by operating activities for the years ended June 30, 2022 was mainly due to our net loss of $664,782, an increase in other receivable of $1,519,632, and partially offset by an increase in other payables of $4,487,644, an increase in advance from customers of $6,920,217.

Investing Activities

Net cash used in investing activities was $1,175 for the years ended June 30, 2023, as compared to $96,166 net cash used in investing activities for the years ended June 30, 2022. The net cash used in investing activities was mainly attributable to purchase of property and equipment for the years ended June 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $9,674,141 for the years ended June 30, 2023, as compared to $9,238,562 net cash used in financing activities for the years ended June 30, 2022. The net cash provided by financing activities was mainly attributable to advances from related parties for the years ended June 30, 2023. The net cash used in financing activities was mainly attributable to repayment to related parties for the years ended June 30, 2022.

Contractual Obligations

The Company had no short-term and long-term bank loans as of June 30, 2023 and June 30, 2022.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, eases certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Going Concern Consideration

The financial statements included in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. As of June 30, 2023, the Company experienced cash outflows from operating activities of $9,570,964, the Company incurred a net loss of $1,095,887, and the Company had negative working capital of $3,064,961. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern for the next 12 months, the Company continues to focus on increasing its revenue through the sale of health care products and its other products, streamlining its overhead costs, or obtaining financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue, that it will be able to successfully implement its business plan, or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the group by providing adequate financial assistance to enable the group to continue its business operations for the foreseeable future.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our operations and other activities, or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. Our entity in the British Virgin Islands uses the U.S. dollar. Our entities in the PRC use the local currencies, Renminbi (RMB) as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation.” Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive income amounted to $279,881 and $26,132 for fiscal years ended June 30, 2023 and 2022, respectively.

Below is a table with foreign exchange rates used for translation:

For the fiscal year ended June 30, 2023 (Average Rate)	Chinese Renminbi (RMB)
United States dollar ($1)	6.9536

As of June 30, 2023 (Closing Rate)
United States dollar ($1)	7.2513

For the fiscal year ended June 30, 2022 (Average Rate)	Chinese Renminbi (RMB)
United States dollar ($1)	6.4556

As of June 30, 2022 (Closing Rate)
United States dollar ($1)	6.6991

Critical Accounting Policies, Judgments and Estimates

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

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 through F-24, which appear at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2020, the Board of Directors of the Company, then known as Bitmis Corp., received a resignation letter from Zhong Xiong Chen as a member of the Board of Directors. Further, on July 8, 2020, the Board of Directors received another resignation from Li When Chen as a member of the Board of Directors and chief financial officer/treasurer of the Company. As a result of the Covid-19 pandemic in the People’s Republic of China where the Company’s business operations and principal place of business were located, the Company was unable to continue its operations and became a dormant company until April 22, 2022.

On April 12, 2022, the Eighth Judicial District Court in Clark County, Nevada Case No: A-22-849683-B appointed Custodian Ventures LLC (“Custodian Ventures”), managed by David Lazar, as the Company’s custodian. Upon the appointment of Mr. Lazar as the sole officer, chief executive officer/president, chief financial officer/treasurer and secretary, and as the sole director, all former officers and directors of the Company had either previously resigned or resigned effective with his appointments.

Through Mr. Lazar’s manager position in Custodian Ventures in its capacity as custodian for the Company, including Mr. Lazar’s appointment as the sole officer and director, on July 19, 2022, Mr. Lazar filed the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2022, together with an auditor’s report and consent from BF Borgers CPA, PC (“BF Borgers”).

On December 5, 2022, a current report on Form 8-K was filed announcing that on September 22, 2022, as a result of a private transaction (the “2022 Transaction”), 10,000,000 shares of series A preferred stock of the Company were transferred from Custodian Ventures to Xiaoyan Yuan. As a result, Xiaoyan Yuan became the holder of 90% of the voting rights of the issued and outstanding share capital of the Company. The current report on Form 8-K further disclosed that simultaneously David Lazar resigned effective immediately as the sole officer and director and Xiaoyan Yuan was appointed as the new chief executive officer/president, chief financial officer/treasurer and secretary, and sole director of the Company.

On December 30, 2022, a current report on Form 8-K was filed announcing that on December 30, 2022, Cambell International Holding Limited, a corporation organized under the laws of the British Virgin Islands (“Cambell International”), entered into a share exchange agreement with the Company, the shareholders of Cambell International, and Xiaoyan Yuan to acquire all the issued and outstanding capital of Cambell International in exchange for the issuance by the Company of an aggregate of 1,000,000 shares of its common stock to certain shareholders (“Reverse Acquisition”). As a condition of closing of the Reverse Acquisition, Xiaoyan Yuan transferred to the shareholders of Cambell International an aggregate 9,000,000 shares of the Company’s series A preferred stock held of record by Xiaoyan Yuan. After the Reverse Acquisition, Cambell International became a wholly-owned subsidiary of the Company on December 30, 2022.

The December 30, 2022 current report on Form 8-K contained the auditor’s opinion and consent from WWC, PC (“WWC”) as Campbell International’s auditor. Subsequently, WWC was engaged as the Company’s independent auditor and performed review procedures for the quarterly reports on Form 10-Q for the quarters ended December 31, 2022 and March 31, 2023.

Effective as of January 30, 2023, BF Borgers tendered its resignation as the Company’s independent registered public accounting firm. BF Borger’s audit report on the Company’s financial statements as of and for the fiscal year ended June 30, 2022, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the fiscal year ended June 30, 2022, contained an uncertainty about the Company’s ability to continue as a going concern.

There was no 8-K filed to reflect the resignation of BF Borgers effective as of January 30, 2023, or the appointment of WWC as the Company’s independent auditor effective as of January 30, 2023.

From BF Borger’s appointment as the Company’s independent auditor until the effective date of its resignation on January 30, 2023, there were: (i) no disagreements between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to make reference to the subject matter of the disagreement in its report on the financial statements for such year; and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided BF Borgers with a copy of the disclosures it made in the Current Report on Form 8-K (the “Report”) regarding its change of certifying accountants prior to the time the Report was filed with the Securities and Exchange Commission (the “SEC”). The Company requested that BF Borgers furnish a letter addressed to the SEC stating whether or not it agrees with the statements made herein. A copy of BF Borgers’ letter dated August 8, 2023 was attached as Exhibit 16.1.

Effective as of January 30, 2023, the Board engaged WWC as the Company’s independent registered public accounting firm. The Board also engaged WWC to act as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2023.

During the fiscal year ended June 30, 2022, and in the subsequent period through June 30, 2023, neither the Company nor anyone acting on its behalf has consulted with WWC regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements, and neither a written report nor oral advice provided to the Company by WWC that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the fiscal year ended June 30, 2023, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective in insuring that the information relating to our Company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

●	A lack of sufficient and adequately trained internal accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements;

●	A lack of segregation of duties within significant accounts; and

●	A lack of a functioning audit committee and a majority of outside directors on the Company’s Board of Directors.

Management’s Report on Internal Control over Financial Reporting

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash position improves, we plan to hire an experienced controller and work to build an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to our current limited cash flow, we cannot assure you when we will be able to implement those remediation methods.

Because we are an emerging growth company, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended June 30, 2023, covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

In connection with the closing of the Reverse Acquisition, Ms. Xiaoyan Yuan our sole officer and director resigned from her positions as Chief Executive Officer, President, Chief Financial Officer, and sole director, and appointed the following person as the Director and Executive Officer of the Company effective with her resignation.

The following table sets forth certain information concerning our newly appointed director and executive officer:

Name	Age	Position
Ms. Xiuzhi Sun	66	Chief Executive Officer, Chief Financial Officer, and Director

Xiuzhi Sun, Chief Executive Officer, Chief Financial Officer, and Director. Ms. Sun has served as the Company’s Chief Executive Office, Chief Financial Officer and Director since the closing of the Reverse Acquisition on December 30, 2022. Since 2015, Ms. Sun has served as the Chairperson of Liaoning Kangbaier Biotechnology Development Co., Ltd, a company she founded, which is focused on the research and development of technology related to natural β -carotene extraction as well as the commercialization of products derived from such technology. Ms. Sun attended Shenyang University of Technology where she received a degree in September 2015.

Term of Office

Our director holds her position until the next annual meeting of shareholders and until her successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation, or removal.

Director Independence

Our sole director does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Director Compensation

Our current sole director is an employee of the Company. She has not received and will not receive compensation for her service outside the compensation set forth in the Summary Compensation Table below.

If our board consists of any non-employee directors in the future, we may compensate our non-employee directors for their service in the future. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Family Relationships

There are no family relationships between any of our directors, executive officers, or directors.

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at 1-17-1 Zhaojia Road, XingLongTai District, PanJin City, Liaoning Province, PRC. Stockholders may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years no current director or executive officer of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease and desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Responsibilities and Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our director believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a chief executive officer, president or similar position at a company. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors intends to exercise its oversight in the following manner:

-	appointing, retaining, and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

-	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

-	reviewing annually the independence and quality control procedures of the independent auditors;

-	reviewing and approving all proposed related party transactions;

-	discussing the annual audited financial statements with the management; and

-	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Board Committees

Audit Committee

We intend to establish an audit committee of the Board which will consist of soon-to-be-nominated independent directors. The audit committee’s duties will be to recommend to the Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Audit Committee Financial Expert. The Board currently acts as our audit committee. The Board is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Compensation Committee.

We intend to establish a compensation committee of the Board. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Code of Ethics

We are developing a Code of Business Conduct and Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees.

Employees

As of June 30, 2023, we had 11 employees. The following table sets forth the number of our employees by function as of June 30, 2023:

Department	Number of Employees
Department of Technology and Production	3
Market Operations	2
Accounting Department	2
Planning Product Publicity	1
Administration	2
Total	11

As required by regulations in China, Liaoning Kangbaier and its subsidiaries participate in various employee social security plans that are organized by municipal and provincial governments for our PRC-based full-time employees, including pension, unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance, and housing insurance. Liaoning Kangbaier and its subsidiaries are required under PRC law to make contributions from time to time to employee benefit plans for PRC-based full-time employees at specified percentages of the salaries, bonuses, and certain allowances of such employees, up to a maximum amount specified by the local governments in China. For more details, please see “Regulations - PRC Laws and Regulations Related to Employment and Labor Protection”

None of our employees belong to a union or are a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our executive compensation program is designed to help us attract talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time and to retain those individuals who continue to meet our high expectations.

The following is a summary of the compensation we paid to our Chief Executive Officer, Chief Financial Officer and Vice President from September 22, 2022 through December 30, 2022 and from December 30, 2022 through June 30, 203. This includes all compensation, including any compensation paid to the officer by any of our subsidiaries. Other than otherwise disclosed, no executive officer received compensation in excess of $100,000 from during 2023.

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)		Performance Award		Stock Options		Total Annual

Ms. Xiaoyan Yuan, CEO, CFO, COO, Chairman and Director (1)	From September 22, 2022 through December 30, 2022	$		$		$		$
	From December 31, 2022 through June 30, 2023		$-		$-		$-		$-

Ms. Xiuzhi Sun, CEO, CFO, COO, Chairman and Director of the Board (2)	December 30, 2022 through December 31, 2022	$		$		$		$
	From December 31, 2022 through June 30, 2023	$			$-		$-		$-

(1)	Ms. Xiaoyan Yuan was appointed as Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chairman and Director of the Company on September 22, 2022. Ms. Xiaoyan Yuan resigned from those positions on December 30, 2022 in conjunction with the Reverse Acquisition.

(2)	Ms. Xiuzhi Sun was appointed as our Chief Executive Officer, Chief Financial Officer, and Director on December 30, 2022.

Employment Agreements

As of the date of this Annual Report, the Company has not entered into any employment agreements.

Compensation Discussion and Analysis

We strive to provide our named executive officer (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual, and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We will consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

As of the date of this Annual Report, our director has received no compensation for her service on the Board of Directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees, and stock options. The details of that compensation program will be negotiated with each independent director.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the 12 months ended June 30, 2022 and subsequently through June 30, 2023 by the executive officers named in the Executive Compensation Table. Further, there are no options, warrants, or rights to receive any of the Company’s securities outstanding.

Pension, Retirement, or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2023 following the Reverse Takeover by: (i) each person (including any group) known to us to own more than five percent (5)% of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Bitmis Corp., 1-17-1 ZhaoJia Road, XingLongTai District , PanJin City, Liaoning Province, China.

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Total Common Equity (1)
Ms. Xiuzhi Sun (2) (3)	8,506,400	49%
All executive officers and directors as a Group	8,506,400	49%

5% or Greater Stockholders:
None

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Applicable percentage ownership is based on 7,250,750 shares of common stock and 10,000,000 preferred shares outstanding as of June 30, 2023. There are no options, warrants, or other rights to acquire shares of our common stock.

(2)	Represents Ms. Sun’s ownership of 850,640 shares of our common stock and 7,655,760 shares of our series A preferred shares which are convertible into 7,655,760 shares of our common stock.

(3)	Includes shares held by each of the following entities of which Ms. Sun is the sole director and owner of 100% of the outstanding stock: Kidde Holding Limited 1%; and Howell Holding Limited 39%. The address for each such entity is c/o Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands.

Changes in Control

As of the date of this Annual Report, there are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company.

The amounts due from and due to related parties are as follow:

	Note	June 30, 2023	June 30, 2022
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD	(a)	$1,103	$1,194
Panjin Kangying Health Food Co., LTD	(a)	138	149
Liaoning Baijiakang Health Technology Co. LTD	(a)	50	45
Ms. Xiuzhi Sun	(b)	-	4,757,546
Ms. Xiuhua Sun	(c)	13,791	1,087,722
Mr. Yuewen Sun	(d)	-	970,281
Mr. Zengwen Wang	(e)	-	746,370
Mr. Mingkai Cao	(f)	4,137	4,479
Total		$19,219	$7,567,786

Amounts due to related parties:
Jilin Kangbaier Biotechnology Co., LTD	(a)	$-	$298,548
Panjin Double Eagle Green Health Food Co. LTD	(g)	132,450	114,180
Panjin Double Eagle Weishi Green Health Food Co. LTD	(g)	127,259	107,897
Mr. Zengwen Wang	(e)	-	620,846
Ms. Xiuhua Sun	(c)	-	67,173
Ms. Xiuzhi Sun	(b)	3,140,932	-
Total		$3,400,641	$1,208,644

(a)	The companies of the representative of the Company.

(b)	The representative of the Company.

(c)	Sister of Ms. Xiuzhi Sun.

(d)	Brother of Ms. Xiuzhi Sun.

(e)	Nephew of Ms. Xiuzhi Sun.

(f)	Family member of Ms. Xiuzhi Sun.

(g)	Shareholder of the Company.

All the above balances are due on demand, interest-free, and unsecured. The Company used the funds for its operations.

Ms. Xiuzhi Sun is the Chief Executive Officer and Chief Financial Officer, as well as the controlling shareholder of the Company. The amount due from Ms. Xiuzhi Sun was wholly settled by September 2022. As of June 30, 2023, there is an amount of $3,400,641 due to Ms. Xiuzhi Sun that is interest free, unsecured, and due demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than 5% of our outstanding shares of common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our Company.

Policy for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by WWC, our independent auditor for the fiscal years ended June 30, 2023 and June 30, 2022.

	Fiscal Years Ended June 30,
	2023	2022
Audit Fees(1)	$	$
Audit-related Fees(2)
Tax Fees(3)
All Other Fees(4)
Total	$	$

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

Pre-Approval Policies and Procedures

As stated elsewhere in this Annual Report, we do not have an independent audit committee and our entire Board serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit-related services, and tax services are approved in advance by our Board of Directors.

All audit and non-audit services that may be provided by our principal accountant to us require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client, financial information systems design and implementation, appraisal or valuation services, fairness opinion, or contribution-in-kind reports, actuarial services, internal audit outsourcing services, management functions, human resources, broker-dealer, investment adviser, or investment banking services, legal services and expert services unrelated to the audit, and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Prior to engaging our accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description

10.1**	Share Exchange Agreement

10.2**	Consulting Service Agreement

10.3**	Business Operation Agreement

10.4**	Proxy Agreement

10.5**	Equity Disposal Agreement

10.6**	Equity Pledge Agreement

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted herewith.

**	Incorporated by reference to the current report on Form 8-K/A filed with the Securities and Exchange Commission on January 11, 2023.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBELL INTERNATIONAL HOLDING CORP.

/s/ Xiuzhi Sun
Name:	Xiuzhi Sun
Title:	Chief Executive Officer

Date: October 19, 2023

/s/ Xiuzhi Sun
Name:	Xiuzhi Sun
Title:	Chief Financial Officer

Date: October 19, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Xiuzhi Sun	Chief Financial Officer	October 19, 2023
Xiuzhi Sun

/s/ Xiuzhi Sun	Director	October 19, 2023
Xiuzhi Sun

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2023 AND JUNE 30, 2022

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consolidated Financial Statements for the years ended June 30, 2023 and June 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders of Cambell International Holding Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cambell International Holding Limited and its subsidiaries (collectively, the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had incurred significant working capital deficiency and accumulated deficit at June 30, 2023, net loss from continuing operations for the year ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 2, there could be a material adverse effect on the Company.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on our consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as auditor since 2022.

San Mateo, California

October 19, 2023

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND 2022

(Expressed in U.S. dollar, except for the number of shares)

	June 30, 2023	June 30, 2022

ASSETS
CURRENT ASSETS
Cash	$286,272	$204,004
Accounts receivable, net of $58,021 and $62,804 allowance for doubtful accounts as of June 30, 2023 and 2022, respectively	25,444	-
Prepayments	107,613	105,216
Other receivables	36,740	1,310,866
Amounts due from related parties	19,219	7,567,786
Inventory	369,327	305,046
Total current assets	844,615	9,492,918

NON-CURRENT ASSETS
Other receivable - long term, net	-	615,987
Property, plant and equipment, net	48,806	87,590
Total non-current assets	48,806	703,577

TOTAL ASSETS	$893,421	$10,196,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,541	$82,365
Advance from customers	347,429	6,668,713
Amounts due to related parties	3,421,327	1,208,644
Payroll payable	16,212	22,447
Tax payable	44,416	11,400
Other payables	63,651	4,376,943
Total current liabilities	3,909,576	12,370,512

TOTAL LIABILITIES	3,909,576	12,370,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding as of June 30, 2023 and 2022, respectively	10,000	-
Common shares, par value $0.001; 75,000,000 shares authorized, 7,250,750 and 6,250,750 shares issued and outstanding as of June 30, 2023 and 2022, respectively	7,251	6,251
Subscription receivable	(17,251)	(6,251)
Accumulated deficit	(3,296,036)	(2,200,149)
Accumulated other comprehensive income	279,881	26,132
Total Shareholders’ Deficit	(3,016,155)	(2,174,017)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$893,421	$10,196,495

The accompanying notes are an integral part of these consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Expressed in U.S. dollar, except for the number of shares)

	For the years ended June 30,
	2023	2022

REVENUES	$463,076	$829,371

COST OF REVENUES	371,455	598,880

GROSS PROFIT	91,621	230,491

OPERATING EXPENSES
Selling expenses	20,064	182,896
General and administrative expenses	1,184,025	581,376
Total operating expenses	1,204,089	764,272

LOSS FROM OPERATIONS	(1,112,468)	(533,781)

OTHER INCOME (EXPENSE), NET
Other incomes	21,104	13,869
Other expenses	(4,914)	(144,870)
Total other income (expense) net	16,190	(131,001)

NET LOSS BEFORE INCOME TAX	(1,096,278)	(664,782)

Income tax benefit	391	-

NET LOSS	(1,095,887)	(664,782)

Other comprehensive income:
Foreign currency translation income	253,749	82,173

Total comprehensive loss	$(842,138)	$(582,609)

Weighted average number of ordinary shares outstanding - basic and diluted	7,250,750	6,250,750

Net loss per share-basic and diluted	$(0.15)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(EXPRESSED IN U.S. DOLLAR, EXCEPT FOR THE NUMBER OF SHARES)

	Preferred shares		Common shares				Accumulated other
	Number of		Number of		Subscription	Accumulated	comprehensive
	shares	Amount	shares	Amount	receivable	deficit	income	Total
Balance, June 30, 2022	-	$-	6,250,750	$6,251	$(6,251)	$(2,200,149)	$26,132	$(2,174,017)

Reverse acquisition recapitalization	10,000,000	10,000	1,000,000	1,000	(11,000)	-	-	-

Net loss	-	-	-	-	-	(1,095,887)	-	(1,095,887)

Foreign currency translation adjustment	-	-	-	-	-	-	253,749	253,749

Balance, June 30, 2023	10,000,000	$10,000	7,250,750	$7,251	$(17,251)	$(3,296,036)	$279,881	$(3,016,155)

	Common shares				Accumulated other
	Number of		Subscription	Accumulated	comprehensive
	shares	Amount	receivable	deficit	income (loss)	Total
Balance, June 30, 2021	6,250,750	$6,251	$(6,251)	$(1,535,367)	$(56,041)	$(1,591,408)

Net loss	-	-	-	(664,782)	-	(664,782)

Foreign currency translation adjustment	-	-	-	-	82,173	82,173

Balance, June 30, 2022	6,250,750	$6,251	$(6,251)	$(2,200,149)	$26,132	$(2,174,017)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Expressed in U.S. dollars)

	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,095,887)	$(664,782)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Allowance (reversal) of doubtful accounts	638,489	(21,685)
Depreciation	34,663	73,448
Changes in operating assets and liabilities:
Accounts receivable, net	(26,533)	74,196
Other receivables	1,224,585	(1,519,632)
Prepayments	(10,855)	(94,908)
Inventory	(91,257)	176,488
Accounts payable	(62,101)	60,377
Advance from customers	(6,062,321)	6,920,217
Payroll payable	(4,719)	(1,886)
Tax payable	35,334	(6,838)
Other payables	(4,150,362)	4,487,644
Net cash (used in) provided by operating activities	(9,570,964)	9,482,639

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,175)	(96,166)
Cash used in investing activities	(1,175)	(96,166)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from advances from related parties	9,674,141	-
Repayment to related parties	-	(9,238,562)
Cash provided by (used in) financing activities	9,674,141	(9,238,562)

EFFECT OF EXCHANGE RATE ON CASH	(19,734)	(7,700)

NET CHANGE IN CASH	82,268	140,211

CASH AT BEGINNING OF PERIOD	204,004	63,793

CASH AT END OF PERIOD	$286,272	$204,004

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

1. ORGANIZATION AND BUSINESS

Cambell Interntaionl Holding Corp. (formerly known as Bitmis Corp.), via the PRC affiliated entity Liaoning Kangbaier Biotechnology Development Co., Ltd. (“Liaoning Kangbaier”), engages in the research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials as well as the production, distribution marketing and sales of natural β -carotene health food products.

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

The accompanying consolidated financial statements reflect the activities of each of the following entities of the Company:

Name	Background		Ownership
Cambell International	●	A United State company	Holding company
Holding Limited	●	Principal activities: Investment holding

Win&win Industrial	●	A British Virgin Islands company	100%
Development Limited	●	Principal activities: Investment holding

BJK Holding Group	●	A Hong Kong company	100%
Limited	●	Principal activities: Investment holding

Baijiakang (LiaoNing) Health Information	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
Consulting Service Co., Ltd	●	Principal activities: Consultancy and information technology support

LiaoNing KangBaiEr	●	A PRC limited liability company	VIE by contractual
Biotechnology	●	Incorporated on September 22, 2015	arrangements
Development Co., Ltd.	●	Principal activities: research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials as well as the production, distribution marketing and sales of natural β -carotene health food products.

Doron KangBaier	●	A PRC limited liability company	100% owned by
Biotechnology Co.LTD	●	Principal activities: research and support	LiaoNing KangBaiEr

LiaoNing BaiJiaKang	●	A PRC limited liability company	100% owned by
Health Technology Co.LTD	●	Principal activities: promotion and support	LiaoNing KangBaiEr

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2023, the Company’s current liabilities exceeded the current assets by $3,064,961, its accumulated deficit was $3,296,036 and the Company has incurred losses during the years ended June 30, 2023 and 2022. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Liquidity

The Company had a working deficit of $3,064,961 as of June 30, 2023, a decrease of $187,367 from a working deficit of $2,877,594 as of June 30, 2022. As of June 30, 2023 and 2022, the Company’s cash was $286,272 and $204,004, respectively.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. In addition, the existing major shareholder committed not to request for repayment of the amount due to shareholders by June 30, 2023. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

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

VIE Consolidation

For the consolidated VIEs, management made evaluations of the relationships between the Company and the VIEs and the economic benefit flow of contractual arrangements with the VIEs. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIEs. As a result of such evaluation, management concluded that the Company is the primary beneficiary of its consolidated VIEs.

PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, Internet access, online games, mobile, value added telecommunications and certain other businesses in which the Company is engaged or could be deemed to be engaged. Consequently, the Company conducts certain of its operations and businesses in the PRC through its VIEs. The Company consolidates in its consolidated financial statements all of the VIEs of which the Company is the primary beneficiary.

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	June 30, 2023	June 30, 2022

ASSETS
CURRENT ASSETS
Cash	$286,272	$204,004
Accounts receivable, net of $58,021 and $62,804 allowance for doubtful accounts as of June 30, 2023 and 2022, respectively	25,444	-
Prepayments	107,613	105,216
Other receivables	36,740	1,310,866
Amounts due from related parties	19,219	7,567,786
Inventory	369,327	305,046
Total current assets	844,615	9,492,918

NON-CURRENT ASSETS
Other receivable - long term, net	-	615,987
Property, plant and equipment, net	48,806	87,590
Total non-current assets	48,806	703,577

TOTAL ASSETS	$893,421	$10,196,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,541	$82,365
Advance from customers	347,429	6,668,713
Amounts due to related parties	3,421,327	1,208,644
Payroll payable	16,212	22,447
Tax payable	44,416	11,400
Other payables	63,651	4,376,943
Total current liabilities	3,909,576	12,370,512

TOTAL LIABILITIES	3,909,576	12,370,512

	For the Fiscal Years Ended
	June 30,
	2023	2022
Gross profit	$91,621	230,491
Net loss	$(1,095,887)	(664,782)

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

As of June 30, 2023 and 2022, the Company had no investments in financial instruments.

Cash

Cash consists of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Cash denominated in RMB with a U.S. dollar equivalent of $286,272 and $204,004 as of June 30, 2023 and 2022, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts Receivable, Net and Allowance for Doubtful Accounts

Accounts receivable represents the revenue earned from the customers not yet collected. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. For the year ended June 30, 2022, the Company adopted ASU 2016- 13, “Financial Instruments - Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for doubtful accounts considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. The Company assesses collectibility by pooling receivables that have similar risk characteristics and evaluates receivables individually when specific receivables no longer share those risk characteristics. For receivables evaluated individually, when it is determined that foreclosure is probable or when the debtor is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The balance of allowance of June 30, 2023 and 2022 were $58,021 and $62,804, respectively.

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

The gain or loss on the disposal of equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets, including property and equipment with finite lives and intangible assets subject to amortization, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. Impairment of $2,652 and $2,871 has been recorded by the Company as of June 30, 2023 and 2022.

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

Based on the above significant judgments, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the years ended June 30, 2023 and 2022, respectively.

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

	For the Years Ended
	2023	2022
	Sales	Sales
Health product sales	$461,302	$817,954
Others	1,774	11,417
Total revenues	$463,076	829,371

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

Advertising and Promotional Expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $16,049 and $161,853 for the years ended June 30, 2023 and 2022, respectively.

Income Tax

The Company’s subsidiaries in China were subject to the income tax laws of the relevant tax jurisdiction. No taxable income was generated outside the PRC for the years ended June 30, 2023 and 2022. The Company accounts for income tax in accordance with U.S. GAAP.

Current income taxes are provided on the basis of net profit (loss) for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations and comprehensive loss in the period of the enactment of the change.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2023 and 2022 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the years ended June 30, 2023 and 2022.

Value Added Tax

The Company was subject to VAT at the rate of 13% and related surcharges on revenue generated from selling products for the years ended June 30, 2023 and 2022. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities.

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

Diluted EPS includes the effect from potential issuance of ordinary shares. There was no potentially dilutive share to be issued during the years ended June 30, 2023 and 2022.

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

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statements of operations and comprehensive loss.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2023	RMB7.2513 to $1
June 30, 2022	RMB6.6991 to $1

Income statement and cash flows items
For the years ended June30, 2023	RMB6.9536 to $1
For the years ended June 30, 2022	RMB6.4556 to $1

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

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2023	June 30, 2022

Accounts receivable	83,465	62,804
Less: allowance for doubtful accounts	(58,021)	(62,804)
Accounts receivable, net	25,444	-

The following table sets forth the movement of allowance for doubtful accounts:

	June 30, 2023	June 30, 2022

Beginning	$62,804	$86,868
Additions	-	-
Reversal	-	(21,685)
Exchange rate different	(4,783)	(2,379)
Balance	$58,021	$62,804

4. PREPAYMENTS

Prepayments consist of the following:

	June 30, 2023	June 30, 2022
Prepayments for inventory	$107,613	$105,216
Prepayments	$107,613	$105,216

5. OTHER RECEIVABLS

Other receivables consists of the following:

	June 30, 2023	June 30, 2022
Receivables from third party companies	$-	$149,262
Loans receivable from employees	36,740	1,161,604
Other receivables - current	$36,740	$1,310,866

	June 30, 2023	June 30, 2022
Other receivable - long term, net	$612,276	$615,987
Less: allowance for doubtful accounts	(612,276)	-
Other receivable - long term, net	$-	$615,987

Receivables from third party companies are interest free and due on demand. Loans receivable from employees are interest free and due on demand. $1,124,864 of loan receivable has been repaid to the Company during the years ended June 30, 2023.

6. INVENTORY

Inventory consisted of the following:

	June 30, 2023	June 30, 2022
Raw materials, parts, and components	$294,030	$87,478
Finished goods	69,908	207,052
Miscellaneous supplies	5,389	10,516
Inventory	$369,327	$305,046

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2023	June 30, 2022

Vehicle	$17,940	$19,419
Office equipment	67,370	72,177
Machinery, equipment, and tools	77,104	82,987
Total	162,414	174,583
Less: accumulated depreciation	(113,608)	(86,993)
Property, plant and equipment, net	$48,806	$87,590

Depreciation expenses charged to the consolidated statements of operations and comprehensive loss for the years ended June 30, 2023 and 2022 were $34,663 and $73,448, respectively.

8. ADVANCE FROM CUSTOMERS

Changes in advance from customers as follows:

	June 30,	June 30,
	2023	2022

Advance from clients, beginning of the period	$6,668,713	$-
Revenue deferred during the period	8,274	6,668,713
Returned of revenue deferred in prior periods	(6,239,928)	-
Recognition of revenue deferred in prior periods	(89,630)	-
Advance from clients, end of the period	$347,429	$6,668,713

The Company returned $6,239,928 advance from customers, resulting from the termination of new health product business plan by the national infection by the government’s removal of COVID-19 prevention.

9. OTHER PAYABLES

Other payables consist of the following:

	June 30, 2023	June 30, 2022

Accruals	$63,651	$4,376,863
Other	-	80
Other payables	$63,651	$4,376,943

10. AMOUNTS DUE FROM AND DUE TO RELATED PARTIES

	Note	June 30, 2023	June 30, 2022
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD	(a)	$1,103	$1,194
Panjin Kangying Health Food Co., LTD	(a)	138	149
Liaoning Baijiakang Health Technology Co. LTD	(a)	50	45
Ms. Xiuzhi Sun	(b)	-	4,757,546
Ms. Xiuhua Sun	(c)	13,791	1,087,722
Mr. Yuewen Sun	(d)	-	970,281
Mr. Zengwen Wang	(e)	-	746,370
Mr. Mingkai Cao	(f)	4,137	4,479
Total		$19,219	$7,567,786

Amounts due to related parties:
Jilin Kangbaier Biotechnology Co., LTD	(a)	$-	$298,548
Panjin Double Eagle Green Health Food Co. LTD	(g)	132,450	114,180
Panjin Double Eagle Weishi Green Health Food Co. LTD	(g)	127,259	107,897
Suzhou Weixuan Information Technology Co., LTD	(h)	20,686	-
Mr. Zengwen Wang	(e)	-	620,846
Ms. Xiuhua Sun	(c)	-	67,173
Ms. Xiuzhi Sun	(b)	3,140,932	-
Total		$3,421,327	$1,208,644

(a)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(b)

Ms. Xiuzhi Sun is the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. As of June 30, 2022, the amount due from Ms. Xiuzhi Sun of $4,757,546 was wholly settled by September 2022.

As of June 30, 2023, there is an amount of $3,140,932 due to Ms. Xiuzhi Sun that is interest free, unsecured, and due demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.

(c)	Ms. Xiuhua Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(d)	Mr. Yuewen Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount due from Mr. Yuewen Sun was wholly settled by September 2022.

(e)	Mr. Zengwen Wang is family member of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount due from and due to Mr. Yuewen Sun was wholly settled by September 2022.

(f)	Mr. Mingkai Cao is family member of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(g)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. Such balances are interest free, unsecured, and due demand without an agreement.

Office located in PRC of the Company was provided by Panjin Double Eagle Green Health Food Co. LTD free for charge.

(h)	These companies are controlled by Ms. Jing Li, daughter of Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

11. INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

United State

Cambell International s incorporated in the State of Nevada and is subject to the U.S. federal tax. The federal corporate income tax rate is 21%. Corporate entities are required to file state income taxes in accordance with the applicable state corporate income regulations.

British Virgin Islands

Win&win Industrial are incorporated in the British Virgin Islands and not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

BJK Holding Group was incorporated in Hong Kong and is subject to the Hong Kong profits tax rate at 16.5%.

PRC

Under the Enterprise Income Tax (“EIT”) Law, which has been effective since January 1, 2008, domestic enterprises and foreign invested enterprises (the “FIEs”) are subject to a unified 25% enterprise income tax rate, except for certain entities that are entitled to tax holidays.

For the years ended June 30, 2023 and 2022, a reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the years ended June 30,
	2023	2022
Loss before income taxes	$(1,096,278)	$(664,782)
United States statutory income tax rate	21%	21%
Income tax credit computed at statutory corporate income tax rate	(230,218)	(139,604)
Reconciling items:
Non-deductible expenses	2,307	205,309
Change in valuation allowance	227,520	(65,705)
Income tax benefit	$(391)	$-

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions for the years ended June 30, 2023 and 2022, the Company had no unrecognized tax benefits.

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

13. CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the years ended June 30, 2023, two customers accounted for over 80.82% of the Company’s revenues. In the years ended June 30, 2022, two customers accounted for 98.93% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the years ended June 30, 2023 and 2022.

As of June 30, 2023, one customer accounted for 89.97% of the Company’s accounts receivable. As of June 30, 2022, one customer accounted for 100% of the Company’s accounts receivable, respectively. No other customer accounts for more than 10% of the Company’s accounts receivable as of June 30, 2023 and 2022.

As of June 30, 2023, two suppliers accounted for 73.72% of the Company’s accounts payable. As of June 30, 2022, four suppliers each accounted for 88.41% of the Company’s accounts payable. No other supplier accounts for over 10% of the Company’s accounts payable as of June 30, 2023 and 2022.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of June 30, 2023, and 2022, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, which are unsecured in nature, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations; however, there is the extremely remote chance that all trade receivables may be become uncollectible.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to certain legal proceedings, claims and disputes that arise from the business operations. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of June 30, 2023, the Company had no outstanding lawsuits or claims.

15. SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after June 30, 2023 up through the date financial statements on October 19, 2023, there are no material subsequent events to disclose in these consolidated financial statements.

16. CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The Company performed a test on the restricted net assets of the consolidated subsidiaries in accordance with the United States Securities and Exchange Commission’s Regulation S-X, Rule 408 (e) (3) “General Notes to Financial Statements”, and it was concluded that the Company needed to only disclose the financial information for the parent company.

The consolidated subsidiaries did not pay any dividends to the Company for the periods presented. Certain information included in the financial and footnote disclosures were generally statements prepared in accordance with U.S. GAAP which have been condensed and omitted. These statements should be read in conjunction with the notes to the consolidated financial statements of the Company.

The financial information of the parent company has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that the parent company used the equity method to account for investments in its subsidiaries.

CONDENSED PARENT COMPANY BALANCE SHEETS

	June 30, 2023	June 30, 2022
Non-current assets
Investment in subsidiary	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Total liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding as of June 30, 2023 and 2022, respectively	10,000	-
Common shares, par value $0.001; 75,000,000 shares authorized, 7,250,750 and 6,250,750 shares issued and outstanding as of June 30, 2023 and 2022, respectively	7,251	6,251
Shares subscription receivables	(17,251)	(6,251)
Accumulated deficits	-	-
Accumulated other comprehensive loss	-	-
Total shareholders’ deficit	-	-

Total liabilities and shareholders’ deficit	$-	$-

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended June 30,
	2023	2022
INCOME FROM SUBSIDIARIES	$(1,095,887)	$(664,782)

NET LOSS	(1,095,887)	(664,782)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	-	-
COMPREHENSIVE LOSS	$(1,095,887)	$(664,782)

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,095,887)	$(664,782)
Adjustments to reconcile net loss to cash used in operating activities:
Equity income of subsidiary	1,095,887	664,782
Net cash used in operating activities	-	-

CHANGES IN CASH	-	-

CASH, beginning of year	-	-

CASH, end of year	$-	$-