Form 10-K/A
period 2023-06-30
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2023-10-20
CIK 1678848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1

TO

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

For additional risks related to our VIE structure, see “Item 1A. Risk Factors - Risks Relating to our Commercial Relationship with our VIE” starting on page 49. For additional risks related to doing business in China, see “Item 1A. Risk Factors – Risks Relating to Doing Business in China” starting on page 53. For risks related to our Company and risks related to the market for our shares, see “Item 1A. Risk Factors - Risks Related to Our Company” and “Item 1A. Risk Factors - Risks Related to the Market for Our Securities” on pages 43 and 76, respectively.

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

For the purposes of this section:

“Parent entity” refers to Cambell International Holding Corp.

“Non-VIE subsidiaries” refers to the following entities:

●	Cambell International Holding Limited (“Cambell International”)

●	Win&win Industrial Development Limited (“Win&win”)

●	BJK Holding Group Limited (“BJK Holding)”)

●	Baijiakang (Liaoning) Health Information Consulting Services Co. Ltd. (“Baijiakang Consulting”)

“VIE” refers to Liaoning Kangbaier Biotechnology Development Co., Ltd (“Liaoning Kangbaier”).

Condensed Consolidated Balance Sheets

As of June 30, 2023

	Parent	Non-VIE Subsidiaries Consolidated	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$-	$286,272	$-	$286,272
Intercompany receivables-current	-	-	-	-	-
Total Current Assets	-	-	844,615	-	844,615
Intercompany receivables-noncurrent	-	-	-	-	-
Total Non-current Assets	-	-	48,806	-	48,806
Total assets	-	-	893,421	-	893,421
Intercompany payables	-	-	-	-	-
Total current liabilities	-	-	3,909,576	-	3,909,576
Total noncurrent liabilities	-	-	-	-	-
Total Liabilities	-	-	3,909,576	-	3,909,576
Total Shareholders’ Deficit	-	-	(3,016,155)	-	(3,016,155)
Total Deficit	-	-	(3,016,155)	-	(3,016,155)

Intercompany receivables from non-VIE entities and intercompany payables to VIE represent a loan to non-VIE entities for working capital purposes.

Condensed Consolidated Statements of Operations Data

	For the year ended June 30, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$463,076	$-	$463,076
Intercompany revenue	-	-	-	-	-
Cost of revenue and related tax	-	-	371,455	-	371,455
Gross profit	-	-	91,621	-	91,621
Total operating expenses	-	-	1,204,089	-	1,204,089
Intercompany operating expenses	-	-	-	-	-
Loss from operations	-	-	(1,112,468)	-	(1,112,468)
Other income net	-	-	16,190	-	16,190
Loss before income tax	-	-	(1,096,278)	-	(1,096,278)
Income tax benefit	-	-	391	-	391
Net loss	-	-	(1,095,887)	-	(1,095,887)

Condensed Consolidated Schedule of Cash Flows

	For the year ended June 30, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net loss	$-	-	(1,095,887)	-	(1,095,887)
Intercompany receivables	-	-	-	-	-
Intercompany payables	-	-	-	-	-
Net cash used in operating activities	-	-	(9,570,964)	-	(9,570,964)
Net cash used in investing activities	-	-	(1,175)	-	(1,175)
Net cash provided by financing activities	-	-	9,674,141	-	9,674,141
Effect of exchange rate fluctuation on cash	-	-	(19,734)	-	(19,734)

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

The Company was dormant until December 2022. During fiscal year ended June 30, 2023, we incurred negative cash flow and losses from operations. During the fiscal years ended June 30, 2023 and 2022, we experienced net losses in the amount of $1,095,887 and $664,782, respectively. There can be no assurance that the Company will not continue to experience negative cash flow and losses from operations, which could result in a loss of your entire investment in the shares of common stock.

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

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security. The Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year.

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

On December 30, 2022, a current report on Form 8-K was filed announcing that on December 30, 2022, Cambell International Holding Limited, a corporation organized under the laws of the British Virgin Islands (“Cambell International”), entered into a share exchange agreement with the Company, the shareholders of Cambell International, and Xiaoyan Yuan to acquire all the issued and outstanding capital of Cambell International in exchange for the issuance by the Company of an aggregate of 1,000,000 shares of its common stock to certain shareholders (“Reverse Acquisition”). As a condition of closing of the Reverse Acquisition, Xiaoyan Yuan transferred to the shareholders of Cambell International an aggregate 9,000,000 shares of the Company’s series A preferred stock held of record by Xiaoyan Yuan. As a result of the Reverse Acquisition, Cambell International became a wholly-owned subsidiary of the Company on December 30, 2022.

The January 11, 2023 current report on Form 8-K/A contained an auditor’s opinion and consent from WWC, PC (“WWC”) as Campbell International’s auditor. Subsequently, WWC was engaged as the Company’s independent auditor and performed review procedures for the quarterly reports on Form 10-Q for the quarters ended December 31, 2022 and March 31, 2023.

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

There was no current report on Form 8-K filed at that time to reflect the resignation of BF Borgers effective as of January 30, 2023, or the appointment of WWC as the Company’s independent auditor effective as of January 30, 2023.

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

The Company filed a current report on Form 8-K on September 8, 2023 to reflect the resignation of BF Borgers effective as of January 30, 2023, and the appointment of WWC as the Company’s independent auditor effective as of that same date. The Company provided BF Borgers with a copy of the disclosures it made in the current report on Form 8-K regarding its change of certifying accountants prior to the time the report was filed with the Securities and Exchange Commission (the “SEC”). The Company requested that BF Borgers furnish a letter addressed to the SEC stating whether or not it agrees with the statements made therein. A copy of BF Borgers’ letter dated August 8, 2023 was attached to the report as Exhibit 16.1.

Effective as of January 30, 2023, the Board engaged WWC as the Company’s independent registered public accounting firm. The Board also engaged WWC to act as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2023.

During the fiscal year ended June 30, 2022, and in the subsequent period through June 30, 2023, neither the Company nor anyone acting on its behalf consulted with WWC regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements, and neither a written report nor oral advice provided to the Company by WWC that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

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

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Performance Award	Stock Options	Total Annual

Ms. Xiaoyan Yuan, CEO, CFO, COO,	From September 22, 2022 through December 30, 2022	$0	$0	$0	$0
Chairman and Director (1)	From December 31, 2022 through June 30, 2023	$0	$0	$0	$0

Ms. Xiuzhi Sun, CEO, CFO, COO,	December 30, 2022 through December 31, 2022	$0	$0	$0	$0
Chairman and Director of the Board (2)	From December 31, 2022 through June 30, 2023	$0	$0	$0	$0

(1)	Ms. Xiaoyan Yuan was appointed as Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chairman and Director of the Company on September 22, 2022. Ms. Xiaoyan Yuan resigned from those positions on December 30, 2022 in conjunction with the Reverse Acquisition.

(2)	Ms. Xiuzhi Sun was appointed as our Chief Executive Officer, Chief Financial Officer, and Director on December 30, 2022.

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

	Fiscal Years Ended June 30,
	2023	2022
Audit Fees(1)	$140,000	$90,000
Audit-related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0
Total	$140,000	$90,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

Date: October 20, 2023

/s/ Xiuzhi Sun
Name:	Xiuzhi Sun
Title:	Chief Financial Officer

Date: October 20, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Xiuzhi Sun	Chief Financial Officer	October 20, 2023
Xiuzhi Sun

/s/ Xiuzhi Sun	Director	October 20, 2023
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