Form 10-K/A
period 2022-06-30
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2023-11-09
CIK 1678848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NO. 333-214469

BITMIS CORP.

now known as

CAMBELL INTERNATIONAL HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

98-1310024

(IRS Employer Identification No.)

1-17-1 Zhaojia Road
Xinglongtai District

Panjin City, Liaoning Province
Beijing, PRC 124000

+85 15842767931

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

As of July 19, 2022 the Registrant had 6,250,750 shares of common stock issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
WWC, P.C.	San Mateo, California	1171

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2022 of Bitmis Corp. (now known as Cambell International Holding Corp.) (the “Company”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on July 19, 2022 (the “Original Report”). The purpose of this Amendment is to accurately reflect on the cover page of the Original Report that the Company does not have any securities registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, this Amendment reflects that the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. The fiscal year in which the Company’s registration statement was declared effective ended on June 30, 2017. No shares were sold pursuant to that registration statement. The Company’s reporting obligation under Section 15(d) of the Exchange Act was automatically suspended as of July 1, 2017 as it had fewer than 300 shareholders of record. The Company has been filing periodic reports on a voluntary basis, and continues to do so.

This Amendment further reflects that the Company qualifies as an emerging growth company as it consistently has had total annual gross revenues of less than $1.235 billion and none of the events that would cause termination of its status as an emerging growth company has occurred.

This Amendment does not amend, modify or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report. In addition, this Amendment does not reflect events that may have occurred subsequent to the date of the Original Report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 of our Original Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITMIS CORP.
Now known as CAMBELL INTERNATIONAL HOLDING CORP.

Dated: November 9, 2023	By:	/s/ Xiuzhi Sun
Xiuzhi Sun
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Xiuzhi Sun
Xiuzhi Sun
Chief Financial Officer
(Principal Financial Officer)

2