Form 10-Q/A
period 2022-09-30
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2023-11-09
CIK 1678848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ____

Commission file number 333-214469

BITMIS CORP., now known as

CAMBELL INTERNATIONAL HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1310024
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1-17-1 Zhaojia Road
Xinglongtai District

Panjin City, Liaoning Province
Beijing, PRC 124000

(Address of principal executive offices, Zip Code)

+85 15842767931

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 of Bitmis Corp. (now known as Cambell International Holding Corp.) (the “Company”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on January 27, 2023 (the “Original Report”). The purpose of this Amendment is to accurately reflect on the cover page of the Original Report that the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The fiscal year in which the Company’s registration statement was declared effective ended on June 30, 2017. No shares were sold pursuant to that registration statement. The Company’s reporting obligation under Section 15(d) of the Exchange Act was automatically suspended as of July 1, 2017 as it had fewer than 300 shareholders of record. The Company has been filing periodic reports on a voluntary basis, and continues to do so.

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

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on November 9, 2023.

CAMBELL INTERNATIONAL HOLDING CORP., formerly known as BITMIS CORP.

November 9, 2023	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Executive Officer
(Principal Executive Officer)

November 9, 2023	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Financial Officer
(Principal Financial and Accounting Officer)