Form 10-Q/A
period 2022-12-31
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2023-11-09
CIK 1678848

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 of Bitmis Corp. (now known as Cambell International Holding Corp.) (the “Company”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2023 (the “Original Report”). The purpose of this Amendment is to accurately reflect on the cover page of the Original Report that the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The fiscal year in which the Company’s registration statement was declared effective ended on June 30, 2017. No shares were sold pursuant to that registration statement. The Company’s reporting obligation under Section 15(d) of the Exchange Act was automatically suspended as of July 1, 2017 as it had fewer than 300 shareholders of record. The Company has been filing periodic reports on a voluntary basis, and continues to do so.

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

PART I - FINANCIAL INFORMATION

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