Form 10-Q/A
period 2023-03-31
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2023-11-09
CIK 1678848

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 of Bitmis Corp. (now known as Cambell International Holding Corp.) (the “Company”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 22, 2023 (the “Original Report”). The purpose of this Amendment is to accurately reflect on the cover page of the Original Report that the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The fiscal year in which the Company’s registration statement was declared effective ended on June 30, 2017. No shares were sold pursuant to that registration statement. The Company’s reporting obligation under Section 15(d) of the Exchange Act was automatically suspended as of July 1, 2017 as it had fewer than 300 shareholders of record. The Company has been filing periodic reports on a voluntary basis, and continues to do so.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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