Form 10-Q
period 2023-09-30
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2023-11-20
CIK 1678848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ____

Commission file number 333-214469

CAMBELL INTERNATIONAL HOLDING CORP.

Formerly known as BITMIS CORP.

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

As of November 14, 2023, there were 7,250,750 common shares issued and outstanding.

BITMIS CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Cambell International Holding Corp., formerly known as Bitmis Corp. (“the Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND JUNE 30, 2023

(Expressed in U.S. dollar, except for the number of shares)

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$383,879	$286,272
Accounts receivable, net of $57,666 and $58,021 allowance for doubtful accounts as of September 30, 2023 and June 30, 2023, respectively	25,288	25,444
Prepayments	112,552	107,613
Other receivables	36,077	36,740
Amounts due from related parties	19,101	19,219
Inventory	368,258	369,327
Total current assets	945,155	844,615

NON-CURRENT ASSETS
Property, plant and equipment, net	41,014	48,806
Total non-current assets	41,014	48,806

TOTAL ASSETS	$986,169	$893,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,274	$16,541
Advance from customers	570,085	347,429
Amounts due to related parties	3,238,816	3,421,327
Payroll payable	-	16,212
Tax payable	25,461	44,416
Other payables	15,943	63,651
Total current liabilities	3,860,579	3,909,576

TOTAL LIABILITIES	$3,860,579	$3,909,576

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	10,000	10,000
Common shares, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	6,251	6,251
Common shares to be issued, par value $0.001; 1,000,000 and 1,000,000 shares to be issued as of September 30, 2023 and June 30, 2023, respectively	1,000	1,000
Subscription receivable	(17,251)	(17,251)
Accumulated deficit	(3,171,492)	(3,296,036)
Accumulated other comprehensive income	297,082	279,881
Total Shareholders’ Deficit	(2,874,410)	(3,016,155)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$986,169	$893,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in U.S. dollar, except for the number of shares)

(Unaudited)

	For the three months ended September 30,
	2023	2022

REVENUES	$348,628	$68,035

COST OF REVENUES	192,820	64,133

GROSS PROFIT	155,808	3,902

OPERATING EXPENSES
Selling expenses	9,907	941
General and administrative expenses	56,567	75,129
Total operating expenses	66,474	76,070

INCOME (LOSS) FROM OPERATIONS	89,334	(72,168)

OTHER INCOME (EXPENSE), NET
Other incomes	36,963	8,148
Other expenses	(1,753)	-
Total other income net	35,210	8,148

NET INCOME (LOSS) BEFORE INCOME TAX	124,544	(64,020)

Income tax expense	-	-

NET INCOME (LOSS)	124,544	(64,020)

Other comprehensive income:
Foreign currency translation income	17,201	129,813

Total comprehensive income	$141,745	$65,793

Weighted average number of ordinary shares outstanding - basic and diluted	6,250,750	6,250,750

Net earning (loss) per share-basic and diluted	$0.02	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in U.S. dollar, except for the number of shares)

(Unaudited)

	Preferred shares		Common shares		Common shares to be issued				Accumulated other
	Number of		Number of		Number of		Subscription	Accumulated	comprehensive
	shares	Amount	shares	Amount	shares	Amount	receivable	deficit	income	Total
Balance, June 30, 2023	10,000,000	$10,000	6,250,750	$6,251	1,000,000	$1,000	$(17,251)	$(3,296,036)	$279,881	$(3,016,155)

Net income	-	-	-	-	-	-	-	124,544	-	124,544

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	17,201	17,201

Balance, September 30, 2023	10,000,000	$10,000	6,250,750	$6,251	1,000,000	$1,000	$(17,251)	$(3,171,492)	$297,082	$(2,874,410)

	Common shares				Accumulated other
	Number of		Subscription	Accumulated	comprehensive
	shares	Amount	receivable	deficit	income	Total
Balance, June 30, 2022	6,250,750	$6,251	$(6,251)	$(2,200,149)	$26,132	$(2,174,017)

Net loss	-	-	-	(64,020)	-	(64,020)

Foreign currency translation adjustment	-	-	-	-	129,813	129,813

Balance, September 30, 2022	6,250,750	$6,251	$(6,251)	$(2,264,169)	$155,945	$(2,108,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in U.S. dollars)

(Unaudited)

	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$124,544	$(64,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,558	56,567
Changes in operating assets and liabilities:
Other receivables	441	49,825
Prepayments	(5,638)	19,418
Inventory	(1,202)	15,112
Accounts payable	(6,210)	3,415
Advance from customers	226,383	(6,278,407)
Payroll payable	(16,228)	(21,887)
Tax payable	(18,815)	(2,049)
Other payables	(47,655)	(3,759,841)
Net cash provided by (used in) operating activities	259,178	(9,981,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of property, plant and equipment	3,988	(47,807)
Cash provided by (used in) investing activities	3,988	(47,807)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from advances from related parties	-	7,298,336
Repayment to related parties	(162,697)	2,705,662
Cash provided by (used in) financing activities	(162,697)	10,003,998

EFFECT OF EXCHANGE RATE ON CASH	(2,862)	(10,964)

NET CHANGE IN CASH	97,607	(36,640)

CASH AT BEGINNING OF PERIOD	286,272	204,004

CASH AT END OF PERIOD	$383,879	$167,364

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

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

Proxy Agreement

Pursuant to the terms of the Proxy Agreements dated November 27, 2022, among Baijiakang Consulting, and the shareholders of Kangbaier Liaoning (each, the “Proxy Agreement”, collectively, the “Proxy Agreements”), each shareholder of Kangbaier Liaoning has irrevocably entrusted his/her shareholder rights as Kangbaier Liaoning’s shareholder to Baijiakang Consulting, including but not limited to, proposing the shareholder meeting, accepting any notices with regard to the convening of shareholder meeting and any other procedures, conducting voting rights, and selling or transferring the shares held by such shareholder, for 10 years or earlier if the Business Operation Agreement was terminated for any reasons.

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

The unaudited interim condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2023, and results of operations and cash flows for the three-month periods ended September 30, 2023 and 2022. The unaudited interim condensed consolidated balance sheet as of September 30, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended June 30, 2023 and 2022, and related notes included in the Company’s audited consolidated financial statements.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2023, the Company’s current liabilities exceeded the current assets by $2,915,424, its accumulated deficit was $3,171,492. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Liquidity

The Company had a working deficit of $2,915,424 as of September 30, 2023, a decrease of $149,537 from a working deficit of $3,064,961 as of June 30, 2023. As of September 30, 2023 and June 30, 2023, the Company’s cash was $383,879 and $286,272, respectively.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. In addition, the existing major shareholder committed not to request for repayment of the amount due to shareholders by September 30, 2023. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$383,879	$286,272
Accounts receivable, net of $57,666 and $58,021 allowance for doubtful accounts as of September 30, 2023 and June 30, 2023, respectively	25,288	25,444
Prepayments	112,552	107,613
Other receivables	36,077	36,740
Amounts due from related parties	19,101	19,219
Inventory	368,258	369,327
Total current assets	945,155	844,615

NON-CURRENT ASSETS
Property, plant and equipment, net	41,014	48,806
Total non-current assets	41,014	48,806

TOTAL ASSETS	$986,169	$893,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,274	$16,541
Advance from customers	570,085	347,429
Amounts due to related parties	3,238,816	3,421,327
Payroll payable	-	16,212
Tax payable	25,461	44,416
Other payables	15,943	63,651
Total current liabilities	3,860,579	3,909,576

TOTAL LIABILITIES	3,860,579	3,909,576

	For the three months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Gross profit	$155,808	$3,902
Net income (loss)	$124,544	$(64,020)

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

As of September 30, 2023 and June 30, 2023, the Company had no investments in financial instruments.

Cash

Cash consists of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Cash denominated in RMB with a U.S. dollar equivalent of $383,879 and $286,272 as of September 30, 2023 and June 30, 2023, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts Receivable, Net and Allowance for Doubtful Accounts

Accounts receivable represents the revenue earned from the customers not yet collected. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. The Company adopted ASU 2016- 13, “Financial Instruments - Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for doubtful accounts considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. The Company assesses collectibility by pooling receivables that have similar risk characteristics and evaluates receivables individually when specific receivables no longer share those risk characteristics. For receivables evaluated individually, when it is determined that foreclosure is probable or when the debtor is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The balance of allowance of September 30, 2023 and June 30, 2023 were $57,666 and $58,021, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets, including property and equipment with finite lives and intangible assets subject to amortization, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2023 and June 30, 2023.

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

Based on the above significant judgments, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the three months ended September 30, 2023 and 2022, respectively.

The Company is in traditional production business operation and its performance obligation is delivery of the products to customers with agreed time and location. Customers sign on the delivery note as acceptance. The typical payment term is either advance payment or agreed-upon credit term after delivery of products. There is no warranty and return policy for the customers.

There are two revenue streams within the Company’s operations: (1) sales of health products which constitutes the majority of the revenues, and (2) franchise fee, offering the right to promote the corporate business under the name of the Company.

	For the three months ended September 30,
	2023	2022
	Sales	Sales
Health product sales	$340,576	$68,035
Franchise fee	8,052	-
Total revenues	$348,628	$68,035

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

Advertising and Promotional Expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $5,565 and $0 for the three months ended September 30, 2023 and 2022, respectively.

Income Tax

The Company’s subsidiaries in China were subject to the income tax laws of the relevant tax jurisdiction. No taxable income was generated outside the PRC for the three months ended September 30, 2023 and 2022. The Company accounts for income tax in accordance with U.S. GAAP.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2023 and 2022 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the three months ended September 30, 2023 and 2022.

Value Added Tax

The Company was subject to VAT at the rate of 13% and related surcharges on revenue generated from selling products for the three months ended September 30, 2023 and 2022. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities.

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

Diluted EPS includes the effect from potential issuance of ordinary shares. There was no potentially dilutive share to be issued during the three months ended September 30, 2023 and 2022.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2023	RMB7.2960 to $1
June 30, 2023	RMB7.2258 to $1

Income statement and cash flows items
For the three months ended September 30, 2023	RMB7.2445 to $1
For the three months ended September 30, 2022	RMB6.8425 to $1

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

In June 2017, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. In November 2019, the FASB issued ASU 2019-10 which defers the effective dates for the credit losses, derivatives and lease standards for certain companies. The deferred effective date for credit losses is January 1, 2023 for calendar-year end companies which are “smaller reporting companies”, non-SEC filers and all other companies including not-for-profit companies and employee benefit plans. The deferral for the derivatives and lease standards is only applicable to the companies which are not public business entities. The Company adopted the ASU 326, On a quarterly basis, in accordance with FASB ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for doubtful accounts that reflects its best estimate of the lifetime expected credit losses. The allowance for credit loss is based on an assessment of past events, current economic conditions, and forecasts of future events. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2023	June 30, 2023

Accounts receivable	$82,954	$83,465
Less: allowance for doubtful accounts	(57,666)	(58,021)
Accounts receivable, net	$25,288	$25,444

The following table sets forth the movement of allowance for doubtful accounts:

	September 30, 2023	June 30, 2023

Beginning	$58,021	$62,804
Additions	-	-
Reversal	-	-
Exchange rate different	(355)	(4,783)
Balance	$57,666	$58,021

4. PREPAYMENTS

Prepayments consist of the following:

	September 30, 2023	June 30, 2023
Prepayments for inventory	$112,552	$107,613
Prepayments	$112,552	$107,613

5. OTHER RECEIVABLS

Other receivables consists of the following:

	September 30, 2023	June 30, 2023
Loans receivable from employees	$36,077	$36,740
Other receivables	$36,077	$36,740

6. INVENTORY

Inventory consisted of the following:

	September 30, 2023	June 30, 2023
Raw materials, parts, and components	$287,845	$294,030
Finished goods	76,728	69,908
Miscellaneous supplies	3,685	5,389
Inventory	$368,258	$369,327

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2023	June 30, 2023

Vehicle	$17,830	$17,940
Office equipment	18,563	67,370
Machinery, equipment, and tools	77,579	77,104
Total	113,972	162,414
Less: accumulated depreciation	(72,958)	(113,608)
Property, plant and equipment, net	$41,014	$48,806

Depreciation expenses charged to the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2023 and 2022 were $3,558 and $56,567, respectively.

8. ADVANCE FROM CUSTOMERS

Changes in advance from customers as follows:

	September 30,	June 30,
	2023	2023

Advance from clients, beginning of the period	$347,429	$6,668,713
Revenue deferred during the period	571,738	8,274
Returned of revenue deferred in prior periods	-	(6,239,928)
Recognition of revenue deferred in prior periods	(349,082)	(89,630)
Advance from clients, end of the period	$570,085	$347,429

The Company returned $6,239,928 advance from customers, resulting from the termination of new health product business plan by the national infection by the government’s removal of COVID-19 prevention for the year ended June 30, 2023.

9. OTHER PAYABLES

Other payables consist of the following:

	September 30, 2023	June 30, 2023

Accruals	$15,943	$63,651
Other payables	$15,943	$63,651

10. AMOUNTS DUE FROM AND DUE TO RELATED PARTIES

	Note	September 30, 2023	June 30, 2023
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD	(a)	$1,096	$1,103
Panjin Kangying Health Food Co., LTD	(a)	137	138
Liaoning Baijiakang Health Technology Co. LTD	(a)	49	50
Ms. Xiuhua Sun	(b)	13,706	13,791
Mr. Mingkai Cao	(c)	4,113	4,137
Total		$19,101	$19,219

Amounts due to related parties:
Panjin Double Eagle Green Health Food Co. LTD	(d)	131,639	132,450
Panjin Double Eagle Weishi Green Health Food Co. LTD	(d)	123,604	127,259
Suzhou Weixuan Information Technology Co., LTD	(e)	20,559	20,686
Ms. Xiuzhi Sun	(f)	2,963,014	3,140,932
Total		$3,238,816	$3,421,327

(a)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(b)

Ms. Xiuhua Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(c)

Mr. Mingkai Cao is family member of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(d)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. Such balances are interest free, unsecured, and due demand without an agreement.

Office located in PRC of the Company was provided by Panjin Double Eagle Green Health Food Co. LTD free for charge.

(e)	The company is controlled by Ms. Jing Li, daughter of Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(f)	Ms. Xiuzhi Sun is the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. As of September 30, 2023, Amount due to Ms. Xiuzhi Sun that is interest free, unsecured, and due demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.

11. INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

United State

Cambell International is incorporated in the State of Nevada and is subject to the U.S. federal tax. The federal corporate income tax rate is 21%. Corporate entities are required to file state income taxes in accordance with the applicable state corporate income regulations.

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

For the three months ended September 30, 2023 and 2022, a reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the three months ended September 30,
	2023	2022
Loss before income taxes	$124,544	$(64,020)
United States statutory income tax rate	21%	21%
Income tax credit computed at statutory corporate income tax rate	26,154	(13,444)
Reconciling items:
Non-deductible expenses	461	340
Change in valuation allowance	(26,615)	13,104
Income tax expense	$-	$-

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions for the three months ended September 30, 2023 and 2022, the Company had no unrecognized tax benefits.

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

13. CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the three months ended September 30, 2023, two customers accounted for over 83.37% of the Company’s revenues. In the three months ended September 30, 2022, three customers accounted for 98.98% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the three months ended September 30, 2023 and 2022.

As of September 30, 2023, one customer accounted for 89.97% of the Company’s accounts receivable . As of June 30, 2023, one customer accounted for 89.97% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable as of September 30, 2023 and June 30, 2023.

As of September 30, 2023, one supplier accounted for 65.37% of the Company’s accounts payable. As of June 30, 2023, two suppliers accounted for 73.72% of the Company’s accounts payable. No other supplier accounts for over 10% of the Company’s accounts payable as of September 30, 2023 and June 30, 2023.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2023 and June 30, 2023, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, which are unsecured in nature, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations; however, there is the extremely remote chance that all trade receivables may be become uncollectible.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to certain legal proceedings, claims and disputes that arise from the business operations. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of September 30, 2023, the Company had no outstanding lawsuits or claims.

15. SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after September 30, 2023 up through the date financial statements on November 20, 2023, there are no material subsequent events to disclose in these consolidated financial statements.

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

CONDENSED PARENT COMPANY BALANCE SHEETS

	September 30, 2023	June 30, 2023
Non-current assets
Investment in subsidiary	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT	-	-

Total liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	10,000	10,000
Common shares, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	6,251	6,251
Common shares to be issued, par value $0.001; 1,000,000 and 1,000,000 shares to be issued as of September 30, 2023 and June 30, 2023, respectively	1,000	1,000
Shares subscription receivables	(17,251)	(17,251)
Accumulated deficits	-	-
Accumulated other comprehensive loss	-	-
Total shareholders’ deficit	-	-

Total liabilities and shareholders’ deficit	$-	$-

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three months ended September 30,
	2023	2022
INCOME (LOSS) FROM SUBSIDIARIES	$124,544	$(64,020)

NET INCOME (LOSS)	124,544	(64,020)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	-	-
COMPREHENSIVE INCOME (LOSS)	$124,544	$(64,020)

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$124,544	$(64,020)
Adjustments to reconcile net loss to cash used in operating activities:
Equity (income) loss of subsidiary	(124,544)	64,020
Net cash used in operating activities	-	-

CHANGES IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q and our financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Form 10-K”).

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

OVERVIEW

Corporate History and Structure

Cambell International Holding Corp., formerly known as Bitmis Corp.

Bitmis Corp. was founded in the State of Nevada on June 6, 2016. The Company originally intended to commence operations in the business of consulting in Thailand, but it was not successful. Thus, the Company became dormant in July 2020.

Custodianship. On April 12, 2022, the Eighth Judicial District Court in Clark County, Nevada Case No: A-22-849683-B appointed Custodian Ventures LLC, a Wyoming limited liability company of which Mr. David Lazar was managing member (“Custodian Ventures”), as the Company’s custodian. Upon Custodian Ventures’ appointment, all of the remaining former officers and directors of the Company resigned.

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

The following diagram illustrates our corporate structure as of the date of this Quarterly Report:

Contractual Arrangements among WFOE, Liaoning Kangbaier, and Liaoning Kangbaier’s Shareholders

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

While we do not have any equity interest in our consolidated affiliated entities, we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses, or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise, or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations, and rules on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. See “Item 1A. Risk Factors-Risks Related to Doing Business in China.” For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Item 1A. Risk Factors - Risks Relating to our Commercial Relationship with our VIE” in our 2023 Annual Report filed with the SEC on October 20, 2023.

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

Proxy Agreement. Pursuant to the terms of the Proxy Agreements dated November 27, 2022, among Baijiakang Consulting, and the shareholders of Liaoning Kangbaier (each, the “Proxy Agreement”, collectively, the “Proxy Agreements”), each shareholder of Liaoning Kangbaier has irrevocably entrusted his/her shareholder rights as Liaoning Kangbaier’s shareholder to Baijiakang Consulting, including but not limited to, proposing the shareholder meeting, accepting any notices with regard to the convening of shareholder meeting and any other procedures, conducting voting rights, and selling or transferring the shares held by such shareholder, for 10 years or earlier if the Business Operation Agreement was terminated for any reasons.

Equity Disposal Agreement. Pursuant to the terms of the Equity Disposal Agreement dated November 27, 2022, among Baijiakang Consulting, Liaoning Kangbaier, and the shareholders of Liaoning Kangbaier (the “Equity Disposal Agreement”), the shareholders of Liaoning Kangbaier granted Baijiakang Consulting or its designees an irrevocable and exclusive purchase option (the “Option”) to purchase Liaoning Kangbaier’s all or partial equity interests and/or assets at the lowest purchase price permitted by PRC laws and regulations. The option is exercisable at any time at Baijiakang Consulting’s discretion in full or in part, to the extent permitted by PRC law. The shareholders of Liaoning Kangbaier agreed to give Liaoning Kangbaier the total amount of the exercise price as a gift, or in other methods upon Baijiakang Consulting’s written consent to transfer the exercise price to Liaoning Kangbaier. The Equity Disposal Agreement is valid for a term of 10 years or longer upon the request of Baijiakang Consulting.

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

See “Condensed Consolidating Schedule,” below and “Item 1. Financial Statements and Supplementary Data - Consolidated Financial Statements and Footnotes”.

CURRENT BUSINESS OPERATIONS

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

As of September 30, 2023, we owned 25,000 mu of carrot planting base, with an annual output of 125,000 tons of carrots. For the quarters ended September 30, 2023 and September 30, 2022, our revenue is $348,628 and $68,035, respectively. The market repeat purchase rate is 80%. According to the consumer satisfaction survey in recent years, the satisfaction index of carotene series products is relatively high. According to consumer feedback, the product is excellent in improving vision, digestion, and immunity and in reducing the pain of chemoradiotherapy. Our products are mainly sold in the form of solid and liquid drinks.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2023 compared to three months ended September 30, 2022

The following table sets forth key components of our results of operations during the three months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Three Months ended September 30,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenues	$348,628	100.00%	$68,035	100.00%
Cost of revenues	(192,820)	(55.31)%	(64,133)	(94.27)%
Gross profit	155,808	44.69%	3,902	5.73%
Operating expenses
Selling expenses	(9,907)	(2.84)%	(941)	(1.38)%
General and administrative expenses	(56,567)	(16.23)%	(75,129)	(110.43)%
Income (loss) from operations	89,334	25.62%	(72,168)	(106.08)%

Other Income (expense)
Other incomes	36,963	10.60%	8,148	11.98%
Other expenses	(1,753)	(0.50)%	-	-
Net income (loss) before taxes	124,544	35.72%	(64,020)	(94.10)%
Income tax expenses	-	-	-	-
NET INCOME (LOSS)	$124,544	35.72%	$(64,020)	(94.10)%

Revenues. Our revenues were $348,628 for the three months ended September 30, 2023 representing an increase of $280,593 or 412% from $68,035 for the three months ended September 30, 2022. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues, and (2) franchise fee, recognized averagely over the contract period. The increase was mainly due to product volumes and types increased rapidly as the recovering of the economic market after the release from COVID-19 during the three months ended September 30, 2023. The Company started recognized franchise fee for the three months ended September 30, 2023 as well.

The following table summarizes our revenues by revenue streams for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
	Sales	Sales
Normal product sales	$340,576	$68,035
Franchise fee	8,052	-
Total revenues	$348,628	$68,035

Cost of revenues. Our cost of revenues was $192,820 for the three months ended September 30, 2023 compared to $64,133 for the same period last year. Cost of revenue refers to the cost of material and labor cost, direct material and overhead costs. The increase was in line with the revenue.

Gross profit and gross margin. Our gross profit was $155,808 for the three months ended September 30, 2023 compared with a gross profit of $3,902 for the same period last year. The gross margin increased from 5.73% during 2022 to 44.69% during 2023. The increase was in line with the business rise.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses increased by $8,966 to $9,907 for the three months ended September 30, 2023 from $941 for the same period 2022. The increase was primarily due to the advertising fee increased by $5,565 for the three months ended September 30, 2023, as in line with the rise of revenue.

	September 30, 2023		September 30, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	$5,565	56.17%	$-	-	$5,565	100.00%
Others	4,342	43.83%	941	100.00%	3,401	361.42%
Total selling expenses	$9,907	100.00%	$941	100.00%	$8,966	952.82%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $18,562 to $56,567 for the three months ended September 30, 2023 from $75,129 for the same period in 2022. The decrease was mainly due to the decline of salary and social insurance $15,042 for the three months ended September 30, 2023, resulting from reducing of one department vice manager.

	September 30, 2023		September 30, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$28,132	49.73%	$43,174	57.47%	$(15,042)	(34.84)%
Business entertainment	1,151	2.04%	2,386	3.18%	(1,235)	(51.76)%
Depreciation and amortization	3,558	6.29%	4,832	6.43%	(1,274)	(26.37)%
Office expenses	12,142	21.47%	9,551	12.71%	2,591	27.13%
Professional fee	6,494	11.48%	11,622	15.47%	(5,128)	(44.12)%
Travel fee	1,360	2.40%	1,546	2.06%	(186)	(12.03)%
Other	3,730	6.59%	2,018	2.68%	1,712	84.84%
Total general and administrative expenses	$56,567	100.00%	$75,129	100.00%	$(18,562)	(24.71)%

Income tax expense. Our income tax expense was nil for the three months ended September 30, 2023 and 2022.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $124,544 for the three months ended September 30, 2023 and a net loss $64,020 for the three months ended September 30, 2022.

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

The following table set forth a summary of its cash flows for the periods indicated:

	For the Three Months Ended
	September 30,
	2023	2022
Net cash provided by (used in) operating activities	$259,178	$(9,981,867)
Net cash provided by (used in) investing activities	3,988	(47,807)
Net cash provided by (used in) financing activities	$(162,697)	$10,003,998

Operating Activities

Net cash provided by operating activities was $259,178 for the three months ended September 30, 2023, as compared to net cash used in operating activities was $9,981,867 for the three months ended September 30, 2022.

The net cash provided by operating activities for the three months ended September 30, 2023 was mainly due to our net profit of $124,544, an increase in advance from customers of $226,383. The net cash provided by operating activities for the three months ended September 30, 2022 was mainly due to our net loss of $64,020, a decrease in advance from customers of $6,278,407 and a decrease in other payables of $3,759,841, partially offset by a decrease in other receivable of $49,825.

Investing Activities

Net cash provided by investing activities was $3,988 for the three months ended September 30, 2023, as compared to $47,807 net cash used in investing activities for the three months ended September 30, 2022. The net cash provided by investing activities was mainly attributable to disposal of property and equipment for the three months ended September 30, 2023. The net cash used in investing activities was mainly attributable to purchase of property and equipment for the three months ended September 30, 2022.

Financing Activities

Net cash used in financing activities was $162,697 for the three months ended September 30, 2023, as compared to $10,003,998 net cash provided by financing activities for the three months ended September 30, 2022. The net cash used in financing activities was mainly attributable to repayment to related parties for the three months ended September 30, 2023. The net cash provided by financing activities was mainly attributable to advances from related parties for the three months ended September 30, 2022.

Contractual Obligations

The Company had no short-term and long-term bank loans as of September 30, 2023 and June 30, 2023.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on November 20, 2023.

CAMBELL INTERNATIONAL HOLDING CORP., formerly known as BITMIS CORP.

November 20, 2023	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Executive Officer
(Principal Executive Officer)

November 20, 2023	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Financial Officer
(Principal Financial and Accounting Officer)