Form 10-Q
period 2023-12-31
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2024-02-21
CIK 1678848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ____

Commission file number 333-214469

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS CORP.)

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

As of February 5, 2024, there were 7,250,750 common shares issued and outstanding.

CAMBELL INTERNATIONAL HOLDING CORP.

FORMERLY BITMIS CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBELL INTERNATIONAL HOLDING

FORMERLY BITMIS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND JUNE 30, 2023

(Expressed in U.S. dollar, except for the number of shares)

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$122,315	$286,272
Accounts receivable, net of $59,259 and $58,021 allowance for doubtful accounts as of December 31, 2023 and June 30, 2023, respectively	194,425	25,444
Prepayments	92,492	107,613
Other receivables	320,901	36,740
Amounts due from related parties	19,629	19,219
Inventory	320,460	369,327
Total current assets	1,070,222	844,615

NON-CURRENT ASSETS
Property, plant and equipment, net	36,649	48,806
Total non-current assets	36,649	48,806

TOTAL ASSETS	$1,106,871	$893,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,098	$16,541
Advance from customers	488,843	347,429
Amounts due to related parties	3,256,530	3,421,327
Payroll payable	13,021	16,212
Tax payable	35,042	44,416
Other payables	2,817	63,651
Total current liabilities	3,803,351	3,909,576

TOTAL LIABILITIES	$3,803,351	$3,909,576

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	10,000	10,000
Common shares, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	6,251	6,251
Common shares to be issued, par value $0.001; 1,000,000 and 1,000,000 shares to be issued as of December 31, 2023 and June 30, 2023, respectively	1,000	1,000
Subscription receivable	(17,251)	(17,251)
Accumulated deficit	(2,918,799)	(3,296,036)
Accumulated other comprehensive income	222,319	279,881
Total Shareholders’ Deficit	(2,696,480)	(3,016,155)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,106,871	$893,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in U.S. dollar, except for the number of shares)

(Unaudited)

	For the six months ended December 31,
	2023	2022

REVENUES	$868,445	$286,273

COST OF REVENUES	399,191	232,648

GROSS PROFIT	469,254	53,625

OPERATING EXPENSES
Selling expenses	12,684	1,231
General and administrative expenses	116,820	307,162
Total operating expenses	129,504	308,393

INCOME (LOSS) FROM OPERATIONS	339,750	(254,768)

OTHER INCOME (EXPENSE), NET
Other incomes	39,242	24,950
Other expenses	(1,755)	(4,896)
Total other income net	37,487	20,054

NET INCOME (LOSS) BEFORE INCOME TAX	377,237	(234,714)

Income tax expense	-	-

NET INCOME (LOSS)	377,237	(234,714)

Other comprehensive income:
Foreign currency translation income	(57,562)	297,306

Total comprehensive income	319,675	62,592

Weighted average number of ordinary shares outstanding - basic and diluted	7,250,750	7,250,750

Net earning (loss) per share-basic and diluted	$0.05	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

FORMERLY BITMIS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(EXPRESSED IN U.S. DOLLAR, EXCEPT FOR THE NUMBER OF SHARES)

(Unaudited)

	Preferred shares		Common shares		Common shares to be issued				Accumulated other
	Number of		Number of		Number of		Subscription	Accumulated	comprehensive
	shares	Amount	shares	Amount	shares	Amount	receivable	Deficit	income	Total
Balance, June 30, 2023	10,000,000	$10,000	6,250,750	$6,251	1,000,000	$1,000	$(17,251)	$(3,296,036)	$279,881	$(3,016,155)

Net income	-	-	-	-	-	-	-	377,237	-	377,237

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(57,562)	(57,562)

Balance, December 31, 2023	10,000,000	$10,000	6,250,750	$6,251	1,000,000	$1,000	$(17,251)	$(2,918,799)	$222,319	$(2,696,480)

	Preferred shares		Common shares		Common shares to be issued				Accumulated other
	Number of		Number of		Number of		Subscription	Accumulated	comprehensive
	shares	Amount	shares	Amount	shares	Amount	receivable	Deficit	income	Total
Balance, June 30, 2022	10,000,000	$10,000	6,250,750	$6,251	1,000,000	$1,000	$(17,251)	$(2,200,149)	$26,132	$(2,174,017)

Net loss	-	-	-	-	-	-	-	(234,714)	-	(234,714)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	297,306	297,306

Balance, December 31, 2022	10,000,000	$10,000	6,250,750	$6,251	1,000,000	$1,000	$(17,251)	$(2,434,863)	$323,438	$(2,111,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

FORMERLY BTMIS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in U.S. dollars)

(Unaudited)

	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$377,237	$(234,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,175	17,167
Changes in operating assets and liabilities:
Accounts receivables	(165,300)	-
Other receivables	(278,096)	631,451
Prepayments	17,091	(67,864)
Inventory	55,684	(331,250)
Accounts payable	(9,613)	(50,391)
Advance from customers	131,507	(6,362,606)
Payroll payable	(3,471)	1,753
Tax payable	(10,129)	(4,555)
Other payables	(61,032)	(3,800,399)
Net cash provided by (used in) operating activities	59,053	(10,201,408)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of property, plant and equipment	7,777	(1,170)
Cash provided by (used in) investing activities	7,777	(1,170)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from advances from related parties	-	10,210,570
Repayment to related parties	(233,322)	-
Cash (used in) provided by financing activities	(233,322)	10,210,570

EFFECT OF EXCHANGE RATE ON CASH	2,535	186,027

NET CHANGE IN CASH	(163,957)	194,019

CASH AT BEGINNING OF PERIOD	286,272	204,004

CASH AT END OF PERIOD	$122,315	$398,023

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

FORMERLY BITMIS CORP.

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

The accompanying consolidated financial statements reflect the activities of each of the following entities of the Company:

Name	Background		Ownership
Cambell International	●	A United State company	Holding company
Holding Limited	●	Principal activities: Investment holding

Win&win Industrial	●	A British Virgin Islands company	100%
Development Limited	●	Principal activities: Investment holding

BJK Holding Group Limited	●	A Hong Kong company	100%
	●	Principal activities: Investment holding

Baijiakang (LiaoNing) Health Information Consulting	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
Service Co., Ltd	●	Principal activities: Consultancy and information technology support

LiaoNing KangBaiEr	●	A PRC limited liability company	VIE by contractual
Biotechnology	●	Incorporated on September 22, 2015	arrangements
Development Co., Ltd.	●	Principal activities: research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials as well as the production, distribution marketing and sales of natural β -carotene health food products.

Doron KangBaier	●	A PRC limited liability company	100% owned by
Biotechnology Co.LTD	●	Principal activities: research and support	LiaoNing KangBaiEr

LiaoNing BaiJiaKang	●	A PRC limited liability company	100% owned by
Health Technology Co.LTD	●	Principal activities: promotion and support	LiaoNing KangBaiEr

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited interim condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of December 31, 2023, and results of operations and cash flows for the six-month periods ended December 31, 2023 and 2022. The unaudited interim condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and June 30, 2022, and related notes included in the Company’s audited consolidated financial statements.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2023, the Company’s current liabilities exceeded the current assets by $2,733,129, its accumulated deficit was $2,918,799. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Liquidity

The Company had a working deficit of $ 2,733,129 as of December 31, 2023, a decrease of $ 331,832 from a working deficit of $3,064,961 as of June 30, 2023. As of December 31, 2023 and June 30, 2023, the Company’s cash was $ 122,315 and $286,272, respectively.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. In addition, the existing major shareholder committed not to request for repayment of the amount due to shareholders by December 31, 2023. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$122,315	$286,272
Accounts receivable, net of $59,259 and $58,021 allowance for doubtful accounts as of December 31, 2023 and June 30, 2023, respectively	194,425	25,444
Prepayments	92,492	107,613
Other receivables	320,901	36,740
Amounts due from related parties	19,629	19,219
Inventory	320,460	369,327
Total current assets	1,070,222	844,615

NON-CURRENT ASSETS
Property, plant and equipment, net	36,649	48,806
Total non-current assets	36,649	48,806

TOTAL ASSETS	$1,106,871	$893,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,098	$16,541
Advance from customers	488,843	347,429
Amounts due to related parties	3,256,530	3,421,327
Payroll payable	13,021	16,212
Tax payable	35,042	44,416
Other payables	2,817	63,651
Total current liabilities	3,803,351	3,909,576

TOTAL LIABILITIES	3,803,351	3,909,576

	For the six months ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Gross profit	$469,254	$53,625
Net income (loss)	$377,237	$(234,714)

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

As of December 31, 2023 and June 30, 2023, the Company had no investments in financial instruments.

Cash

Cash consists of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Cash denominated in RMB with a U.S. dollar equivalent of $122,315 and $286,272 as of December 31, 2023 and June 30, 2023, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts Receivable, Net and Allowance for Doubtful Accounts

Accounts receivable represents the revenue earned from the customers not yet collected. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. For the year ended June 30, 2022, the Company adopted ASU 2016- 13, “Financial Instruments - Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for doubtful accounts considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. The Company assesses collectibility by pooling receivables that have similar risk characteristics and evaluates receivables individually when specific receivables no longer share those risk characteristics. For receivables evaluated individually, when it is determined that foreclosure is probable or when the debtor is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The balance of allowance of December 31, 2023 and June 30, 2023 were $59,259 and $58,021, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets, including property and equipment with finite lives and intangible assets subject to amortization, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2023 and June 30, 2023.

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

Based on the above significant judgments, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the six months ended December 31, 2023 and 2022, respectively.

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

	For the six months ended December 31
	2023	2022
	Sales	Sales
Health product sales	$831,586	$286,273
Franchise fee	36,859	-
Total revenues	$868,445	$286,273

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

Advertising and Promotional Expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $7,601 and $308 for the six months ended December 31, 2023 and 2022, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2023 and 2022 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the six months ended December 31, 2023 and 2022.

Value Added Tax

The Company was subject to VAT at the rate of 13% and related surcharges on revenue generated from selling products for the six months ended December 31, 2023 and 2022. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities.

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

Diluted EPS includes the effect from potential issuance of ordinary shares. There was no potentially dilutive share to be issued during the six months ended December 31, 2023 and 2022.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2023	RMB7.0999 to $1
June 30, 2023	RMB7.2258 to $1

Income statement and cash flows items
For the six months ended December 31, 2023	RMB7.2347 to $1
For the six months ended December 31, 2022	RMB6.9784 to $1

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

In June 2017, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. In November 2019, the FASB issued ASU 2019-10 which defers the effective dates for the credit losses, derivatives and lease standards for certain companies. The deferred effective date for credit losses is January 1, 2023 for calendar-year end companies which are “smaller reporting companies”, non-SEC filers and all other companies including not-for-profit companies and employee benefit plans. The deferral for the derivatives and lease standards is only applicable to the companies which are not public business entities. The Company adopted this guidance on January 1, 2023 and determined that the adoption of this guidance does not have material impacts on its consolidated financial statements and related disclosures.

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

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	December 31, 2023	June 30, 2023

Accounts receivable	$253,684	$83,465
Less: allowance for doubtful accounts	(59,259)	(58,021)
Accounts receivable, net	$194,425	$25,444

The following table sets forth the movement of allowance for doubtful accounts:

	December 31, 2023	June 30, 2023

Beginning	$58,021	$62,804
Exchange rate difference	1,238	(4,783)
Balance	$59,259	$58,021

4. PREPAYMENTS

Prepayments consist of the following:

	December 31, 2023	June 30, 2023
Prepayments for inventory	$92,492	$107,613
Prepayments	$92,492	$107,613

5. OTHER RECEIVABLS

Other receivables consists of the following:

	December 31, 2023	June 30, 2023
Receivables from third party companies	281,694	$36,740
Loans receivable from employees	39,207	-
Other receivables	$320,901	$36,740

Receivables from third party companies are interest free and due on demand. Loans receivable from employees are interest free and due on demand.

6. INVENTORY

Inventory consisted of the following:

	December 31, 2023	June 30, 2023
Raw materials, parts, and components	$221,968	$294,030
Finished goods	96,291	69,908
Miscellaneous supplies	2,201	5,389
Inventory	$320,460	$369,327

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2023	June 30, 2023

Vehicle	$18,323	$17,940
Office equipment	19,076	67,370
Machinery, equipment, and tools	79,721	77,104
Total	117,120	162,414
Less: accumulated depreciation	(80,471)	(113,608)
Property, plant and equipment, net	$36,649	$48,806

Depreciation expenses charged to the consolidated statements of operations and comprehensive loss for the six months ended December 31, 2023 and 2022 were $5,175 and $17,167, respectively.

8. ADVANCE FROM CUSTOMERS

Changes in advance from customers as follows:

	December 31,	June 30,
	2023	2023

Advance from clients, beginning of the period	$347,429	$6,668,713
Revenue deferred during the period	705,084	8,274
Returned of revenue deferred in prior periods	-	(6,239,928)
Recognition of revenue deferred in prior periods	(563,670)	(89,630)
Advance from clients, end of the period	$488,843	$347,429

The Company returned $6,239,928 advance from customers, resulting from the termination of new health product business plan by the national infection by the government’s removal of COVID-19 prevention for the year ended June 30, 2023.

9. OTHER PAYABLES

Other payables consist of the following:

	December 31, 2023	June 30, 2023

Accruals	$2,817	$63,651
Other payables	$2,817	$63,651

10. AMOUNTS DUE FROM AND DUE TO RELATED PARTIES

	Note	December 31, 2023	June 30, 2023
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD	(a)	$1,127	$1,103
Panjin Kangying Health Food Co., LTD	(a)	141	138
Liaoning Baijiakang Health Technology Co. LTD	(a)	51	50
Ms. Xiuhua Sun	(b)	14,085	13,791
Mr. Mingkai Cao	(c)	4,225	4,137
Total		$19,629	$19,219

Amounts due to related parties:
Panjin Double Eagle Green Health Food Co. LTD	(d)	135,275	132,450
Panjin Double Eagle Weishi Green Health Food Co. LTD	(d)	126,126	127,259
Suzhou Weixuan Information Technology Co., LTD	(e)	21,127	20,686
Ms. Xiuzhi Sun	(f)	2,974,002	3,140,932
Total		$3,256,530	$3,421,327

(a)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(b)	Ms. Xiuhua Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(c)	Mr. Mingkai Cao is family member of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(d)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. Such balances are interest free, unsecured, and due demand without an agreement.

Office located in PRC of the Company was provided by Panjin Double Eagle Green Health Food Co. LTD free for charge.

(e)	The company is controlled by Ms. Jing Li, daughter of Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(f)	Ms. Xiuzhi Sun is the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. As of December 31, 2023, Amount due to Ms. Xiuzhi Sun that is interest free, unsecured, and due demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.

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

For the six months ended December 31, 2023 and 2022, a reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the six months ended December 31,
	2023	2022
Loss before income taxes	$377,237	$(234,714)
United States statutory income tax rate	21%	21%
Income tax credit computed at statutory corporate income tax rate	79,220	(49,290)
Reconciling items:
Non-deductible expenses	771	340
Change in valuation allowance	(79,991)	48,950
Income tax expense	$-	$-

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions for the six months ended December 31, 2023 and 2022, the Company had no unrecognized tax benefits.

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

13. CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the six months ended December 31, 2023, three customers accounted for over 83.67% of the Company’s revenues. In the six months ended December 31, 2022, two customers accounted for over 77.85% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the six months ended December 31, 2023 and 2022.

As of December 31, 2023, two customer accounted for 100% of the Company’s accounts receivable . As of June 30, 2023, one customer accounted for 89.97% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable as of December 31, 2023 and June 30, 2023.

As of December 31, 2023, one supplier accounted for 97.23% of the Company’s accounts payable. As of June 30, 2023, two suppliers accounted for 73.72% of the Company’s accounts payable. No other supplier accounts for over 10% of the Company’s accounts payable as of December 31, 2023 and June 30, 2023.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 2023 and June 30, 2023, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, which are unsecured in nature, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations; however, there is the extremely remote chance that all trade receivables may be become uncollectible.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to certain legal proceedings, claims and disputes that arise from the business operations. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of December 31, 2023, the Company had no outstanding lawsuits or claims.

15. SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after December 31, 2023 up through the date financial statements on [   ], 2024, there are no material subsequent events to disclose in these consolidated financial statements.

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

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31, 2023	June 30, 2023
Non-current assets
Investment in subsidiary	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT	-	-

Total liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	10,000	10,000
Common shares, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	6,251	6,251
Common shares to be issued, par value $0.001; 1,000,000 and 1,000,000 shares to be issued as of December 31, 2023 and June 30, 2023, respectively	1,000	1,000
Shares subscription receivables	(17,251)	(17,251)
Accumulated deficits	-	-
Accumulated other comprehensive loss	-	-
Total shareholders’ deficit	-	-

Total liabilities and shareholders’ deficit	$-	$-

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the six months ended December 31,
	2023	2022
INCOME (LOSS) FROM SUBSIDIARIES	$377,237	$(234,714)

NET INCOME (LOSS)	377,237	(234,714)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	-	-
COMPREHENSIVE INCOME (LOSS)	$377,237	$(234,714)

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the six months ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$377,237	$(234,714)
Adjustments to reconcile net loss to cash used in operating activities:
Equity (income) loss of subsidiary	(377,237)	234,714
Net cash used in operating activities	-	-

CHANGES IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

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

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rates; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission. For more information, see our discussion of risk factors located at Part I, Item 1A of our 2023 Form 10-K.

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

On September 22, 2022, David Lazar resigned from all of his positions with the Company. Concurrently, and effective on the date of the transfer, Xiaoyan Yuan consented to act as the Company’s Chief Executive Officer, President, Chief Financial Officer and sole director and also assumed the positions of Secretary and Treasurer.

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

Current Corporate Structure

Following the consummation of the Reverse Acquisition, we engage in the research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials and the production, distribution, marketing and sales of natural β -carotene health food products. Natural β -carotene is a safe source of vitamin A which is an essential nurturant important for vision, growth, cell division, reproduction and immunity as well as containing antioxidant properties which offer protection from diabetes, heart disease and cancer.

The Company owns 100% of the issued and outstanding capital stock of Cambell International Holding Limited, which was incorporated on September 23, 2020 under the law of the British Virgin Islands. Cambell International Holding Limited is a holding company holding the following entities:

Win&win Industrial Development Limited	●	A British Virgin Islands company	100%
(“Win&win”)	●	Principal activities: investment holding

BJK Holding Group Limited	●	A Hong Kong company	100%
(“BJK Holding”)	●	Principal activities: investment holding

Baijiakang (LiaoNing) Health Information Consulting Service Co., Ltd	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
(“Baijiakang Consulting”)	●	Principal activities: consultancy and information technology support

LiaoNing KangBaiEr Biotechnology Development Co., Ltd.	●	A PRC limited liability company	VIE by contractual arrangements
(“Liaoning Kangbaier”)	●	Incorporated on September 22, 2015
	●	Principal activities: research and development of extraction processes of natural β - carotene, the planting and harvesting of raw materials, and the production, distribution, marketing, and sales of natural β -carotene health food products.

Doron KangBaier Biotechnology Co.	●	A PRC limited liability company	100% owned by LiaoNing KangBaiEr
LTD (“Doron”)	●	Principal activities: research and support

LiaoNing BaiJiaKang Health Technology	●	A PRC limited liability company	100% owned by LiaoNing
Co. LTD (“Liaoning”)	●	Principal activities: promotion and support	KangBaiEr

The following diagram illustrates our corporate structure as of the date of this Quarterly Report:

Contractual Arrangements among WFOE, Liaoning Kangbaier and Liaoning Kangbaier’s Shareholders

Liaoning Kangbaier Biotechnology Development Co., Ltd

Liaoning Kangbaier Biotechnology Development Co., Ltd. (“Liaoning Kangbaier”), the VIE, was formed under the laws of the PRC on September 22, 2015. We operate our research, development, production and marketing business of natural B-carotene based nutritional products through Liaoning Kangbaier and its wholly owned subsidiaries, Doron Kangbaier Biotechnology Co. Ltd. and Liaoning BaiJiaKang Health Technology Co. Ltd., in China.

Pursuant to PRC law, each entity formed under PRC law must have a business scope as submitted to the Administration for Market Regulation or its local counterpart. Depending on the particular business scopes, approval by the relevant competent regulatory agencies may be required prior to commencement of business operations. Since the sole business of our WFOE is to provide Liaoning Kangbaier with technical support, consulting services and other management services relating to its day-to-day business operations and management in exchange for a service fee approximately equal to all pre-tax profits of Liaoning Kangbaier and its subsidiaries (minus any accumulated losses (if any) of Liaoning Kangbaier and its subsidiaries in the previous fiscal year, and the amount required for operating funds, expenditures, taxes and other statutory contributions in any particular fiscal year), such business scope is appropriate under PRC law. Liaoning Kangbaier, on the other hand, is also able to, pursuant to its business scope, conduct the business of manufacturing nutritional products. Liaoning Kangbaier is approved by the Market Regulation Bureau of Panjin to engage in its business.

We control Liaoning Kangbaier through a series of contractual arrangements, or “VIE Agreements,” which are described under “Contractual Arrangements among WFOE, Liaoning Kangbaier and Liaoning Kangbaier Shareholders.” The VIE Agreements are designed so that the operations of the VIE are solely for the benefit of WFOE and ultimately, the Company. As such, under U.S. GAAP, the Company is deemed to have a controlling financial interest in, and be the primary beneficiary of, the VIE for accounting purposes only and must consolidate the VIE because we meet the conditions under U.S. GAAP to consolidate the VIE.

While we do not have any equity interest in our consolidated affiliated entities, we have been and are expected to continue to be dependent on them to operate our business as long as there is limitation or prohibition in the interpretation and application by local governments of regulations concerning foreign investments in companies such as our consolidated affiliated entities. We rely on our consolidated affiliated entities to maintain or renew their respective qualifications, licenses or permits necessary for our business in China. We believe that under the VIE Agreements, we have substantial control over our consolidated affiliated entities and their respective shareholders to renew, revise or enter into new contractual arrangements prior to the expiration of the current arrangements on terms that would enable us to continue to operate our business in China after the expiration of the current arrangements, or pursuant to certain amendments and changes of the current applicable PRC laws, regulations and rules on terms that would enable us to continue to operate our business in China legally. While we currently do not anticipate any changes to PRC laws in the near future that may impact our ability to carry out our business in China, no assurances can be made in this regard. For a detailed description of the risks associated with our corporate structure and the contractual arrangements that support our corporate structure, see “Item 1A. Risk Factors - Risks Relating to our Commercial Relationship with our VIE” in our 2023 Annual Report filed with the SEC on October 20, 2023.

The following is a summary of the VIE Agreements among the WFOE, Liaoning Kangbaier and Liaoning Kangbaier’s Shareholders.

On November 27, 2022, Baijiakang Consulting, Liaoning Kangbaier and Liaoning Kangbaier’s Shareholders entered into a series of contractual agreements for Liaoning Kangbaier to qualify as a variable interest entity or VIE (the “VIE Agreements”). The VIE Agreements consist of the following:

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

As of December 31, 2023, we owned 25,000 mu of carrot planting base, with an annual output of 125,000 tons of carrots. For the quarters ended December 31, 2023 and December 31, 2022, our gross revenue is $868,445 and $286,273, respectively. The market repeat purchase rate is 80%. According to the consumer satisfaction survey in recent years, the satisfaction index of carotene series products is relatively high. According to consumer feedback, the product is excellent in improving vision, digestion, and immunity and in reducing the pain of chemoradiotherapy. Our products are mainly sold in the form of solid and liquid drinks.

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

We will provide pre-sales and after-sales tracking, maintenance, feedback, and emergency response services for store members. A consumer satisfaction evaluation system is employed to continuously improve our customers’ shopping experience, strengthen customer retention and increase customers’ repurchase rate.

RESULTS OF OPERATIONS

Six months ended December 31, 2023 compared to six months ended December 31, 2022

The following table sets forth key components of our results of operations during the six months ended December 31, 2023 and 2022, both in dollars and as a percentage of our revenue.

	Six Months ended December 31,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenues	$868,445	100.00%	286,273	100.00%
Cost of revenues	(399,191)	(45.97)%	(232,648)	(81.27)%
Gross profit	469,254	54.03%	53,625	18.73%
Operating expenses
Selling expenses	(12,684)	(1.46)%	(1,231)	(0.43)%
General and administrative expenses	(116,820)	(13.45)%	(307,162)	(107.30)%
Income (loss) from operations	339,750	39.12%	(254,768)	(89.00)%

Other Income (expense)
Other incomes	39,242	4.52%	24,950	8.72%
Other expenses	(1,755)	(0.20)%	(4,896)	(1.71)%
Net income (loss) before taxes	377,237	43.44%	(234,714)	(81.99)%
Income tax expenses	-	-	-	-
NET INCOME (LOSS)	$377,237	43.44%	(234,714)	(81.99)%

Revenues. Our revenues were $868,445 for the six months ended December 31, 2023 representing an increase of $582,172 or 203% from $286,273 for the six months ended December 31, 2022. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues, and (2) franchise fee, recognized averagely over the contract period. The increase was mainly due to product volumes and types increased rapidly as the recovering of the economic market after the release from COVID-19 during the six months ended December 31, 2023. Moreover, the Company started recognizing franchise fee for the three months ended December 31, 2023.

The following table summarizes our revenues by revenue streams for the six months ended December 31, 2023 and 2022:

	Six Months ended December 31,
	2023	2022
	Sales	Sales
Normal product sales	$831,586	$286,273
Others	36,859	-
Total revenues	$868,445	$286,273

Cost of revenues. Our cost of revenues was $399,191 for the six months ended December 31, 2023 compared to $232,648 for the same period last year. Cost of revenue refers to the cost of material and labor cost, direct material and overhead costs. The increase was in line with the revenue.

Gross profit and gross margin. Our gross profit was $469,254 for the six months ended December 31, 2023 compared with a gross profit of $53,625 for the same period last year. The gross margin increased from 18.73% during 2022 to 54.03% during 2023. The increase was in line with the business rise.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our selling department and other expenses incurred in connection with general operations. Our selling expenses increased by $11,453 to $12,684 for the six months ended December 31, 2023 from $1,231 for the same period 2022. The increase was primarily due to the advertising fee increased by $7,292 for the six months ended December 31, 2023, as in line with the rise of revenue.

	December 31, 2023		December 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	$7,601	59.93%	$309	25.10	$7,292	2,359.87%
Others	5,083	40.07%	922	74.90%	4,161	451.30%
Total selling expenses	$12,684	100.00%	$1,231	100.00%	$11,453	930.38%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $190,342 to $116,820 for the six months ended December 31, 2023 from $307,162 for the same period in 2022. The decrease was mainly due to the decline of $140,628 on professional fee, as the Company engaged with many third party consultants for listing activities during the six months last year, and decline of $47,349 on salary and social insurance, resulting from cut down 11 headcount.

	December 31, 2023		December 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$72,820	62.34%	$120,169	39.12%	$(47,349)	(39.40)%
Business entertainment	1,928	1.65%	6,448	2.10%	(4,520)	(70.10)%
Depreciation and amortization	5,175	4.43%	9,455	3.08%	(4,280)	(45.27)%
Office expenses	18,615	15.93%	10,989	3.58%	7,626	69.40%
Professional fee	7,445	6.37%	148,073	48.20%	(140,628)	(94.97%
Travel fee	1,969	1.69%	2,999	0.98%	(1,030)	(34.34)%
Other	8,868	7.59%	9,029	2.94%	(161)	(1.78%
Total general and administrative expenses	$116,820	100.00%	$307,162	100.00%	$(190,342)	(61.97)%

Income tax expense. Our income tax expense was nil for the six months ended December 31, 2023 and 2022.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $377,237for the six months ended December 31, 2023 and a net loss $234,714 for the six months ended December 31, 2022.

Three months ended December 31, 2023 compared to three months ended December 31, 2022

The following table summarizes our revenues by revenue streams for the three months ended December 31, 2023 and 2022:

	Three Months ended December 31,
	2023		2022
	Amount	of Revenue	Amount	of Revenue
Revenues	$519,817	100.00%	218,238	100.00%
Cost of revenues	(206,371)	(39.70)%	(168,515)	(77.22)%
Gross profit	313,446	60.30%	49,723	22.78%
Operating expenses
Selling expenses	(2,777)	(0.53)%	(290)	(0.13)%
General and administrative expenses	(60,253)	(11.60)%	(232,033)	(106.32)%
Income (loss) from operations	250,416	48.17%	(182,600)	(83.67)%

Other Income (expense)
Other incomes	2,279	0.44%	16,802	7.70%
Other expenses	(2)	-	(4,896)	(2.24)%
Net income (loss) before taxes	252,693	48.61%	(170,694)	(78.21)%
Income tax expenses	-	-	-
NET INCOME (LOSS)	$252,693	48.61%	(170,694)	(78.21)%

Revenues. Our revenues were $519,817 for the three months ended December 31, 2023 representing an increase of $301,579 or 138% from $218,238 for the three months ended December 31, 2022. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues, and (2) franchise fee, recognized averagely over the contract period. The increase was mainly due to product volumes and types increased rapidly as the recovering of the economic market after the release from COVID-19 during the three months ended December 31, 2023. Moreover, the Company started recognizing franchise fee for the three months ended December 31, 2023 as well.

The following table summarizes our revenues by revenue streams for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
	Sales	Sales
Normal product sales	$491,010	$218,238
Franchise fees	28,807	-
Total revenues	$519,817	$218,238

Cost of revenues. Our cost of revenues was $206,371 for the three months ended December 31, 2023 compared to $168,515 for the same period last year. Cost of revenue refers to the cost of material and labor cost, direct material and overhead costs. The increase was in line with the revenue.

Gross profit and gross margin. Our gross profit was $313,446 for the three months ended December 31, 2023 compared with a gross profit of $49,723 for the same period last year. The gross profit margin increased from 22.78% during 2022 to 60.30% during 2023. The increase was in line with the business rise.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our sales department and other expenses incurred in connection with general operations. Our selling expenses increased by $2,487 to $2,777 for the three months ended December 31, 2023 from $290 for the same period in 2022. The increase was primarily due to the advertising fee increased by $1,746 for the three months ended December 31, 2023, as in line with the rise of revenue.

	December 31, 2023		December 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	$2,036	73.32%	290	100.00%	$1,746	602.14%
Others	741	26.68%	-	-	741	-
Total selling expenses	$2,777	100.00%	290	100.00%	$2,487	857.68%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $171,780 to $60,253 for the three months ended December 31, 2023 from $232,033 for the same period in 2022. The decrease was mainly due to the decline of $135,500 on professional fee, as the Company engaged with many third party consultants for listing activities during the three months last year, and decline of $32,307 on salary and social insurance, resulting from cut down 10 headcount.

	December 31, 2023		December 31, 2022		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and Social Insurance	$44,688	74.17%	76,995	33.18%	$(32,307)	(41.96)%
Business entertainment	777	1.29%	4,062	1.75%	(3,285)	(80.87)%
Depreciation and amortization	1,617	2.68%	4,623	1.99%	(3,006)	(65.02)%
Office expenses	6,473	10.74%	1,438	0.62%	5,035	350.25%
Professional fee	951	1.58%	136,451	58.81%	(135,500)	(99.30)%
Travel fee	609	1.01%	1,453	0.63%	(844)	(58.07)%
Other	5,138	8.53%	7,011	3.02%	(1,873)	(26.72)%
Total general and administrative expenses	$60,253	100.00%	232,033	100.00%	$(171,780)	(74.03)%

Income tax expense. Our income tax expense was nil for the three months ended December 31, 2023 and 2022, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $252,693 for the three months ended December 31, 2023 compared to net income/ a net loss of $170,694 for the three months ended December 31, 2022.

Liquidity and Capital Resources

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through short-term and long-term commercial bank loans from Chinese banks, as well as its ongoing operating activities by using funds from loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. Considering the existing working capital position and the ability to access debt funding sources, management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

The following table sets forth a summary of the Company’s cash flows for the periods indicated:

	For the Six Months Ended
	December 31,
	2023	2022
Net cash provided by (used in) operating activities	$59,053	$(10,201,408)
Net cash provided by (used in) investing activities	7,777	(1,170)
Net cash (used in) provided by financing activities	$(233,322)	$10,210,570

Operating Activities

Net cash provided by operating activities was $59,053 for the six months ended December 31, 2023, as compared to net cash used in operating activities was $10,201,408 for the six months ended December 31, 2022. The net cash provided by operating activities for the six months ended December 31, 2023 was mainly due to our net income of $377,237, an increase in accounts receivable of $165,300 and an increase in other receivables of$278,096. The net cash provided by operating activities for the six months ended December 31, 2022 was mainly due to our net loss of $ 234,714, a decrease in advance from customers of $ 6,362,606 , a decrease in other payables of $3,800,399.

Investing Activities

Net cash provided by investing activities was $7,777 for the six months ended December 31, 2023, as compared to $1,170 net cash used in investing activities for the six months ended December 31, 2022. The net cash provided by investing activities was mainly attributable to disposal of property and equipment for the six months ended December 31, 2023. The net cash used in investing activities was mainly attributable to purchase of property and equipment for the six months ended December 31, 2022.

Financing Activities

Net cash used in financing activities was $233,322 for the six months ended December 31, 2023, as compared to $10,210,570 net cash provided by financing activities for the six months ended December 31, 2022. The net cash used in financing activities was mainly attributable to repayment to related parties for the six months ended December 31, 2023. The net cash provided by financing activities was mainly attributable to advances from related parties for the six months ended December 31, 2022.

Contractual Obligations

The Company had no short-term and long-term bank loans as of December 31, 2023 and June 30, 2023.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on February 20, 2024.

CAMBELL INTERNATIONAL HOLDING CORP., formerly known as BITMIS CORP.

February 20, 2024	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Executive Officer
(Principal Executive Officer)

February 20, 2024	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Financial Officer
(Principal Financial and Accounting Officer)