Form 10-Q
period 2024-03-31
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2024-05-20
CIK 1678848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ____

Commission file number 333-214469

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMERLY BITMIS CORP.)

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

As of May 20, 2024, there were 7,250,750 common shares issued and outstanding.

CAMBELL INTERNATIONAL HOLDING CORP.

FORMERLY BITMIS CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBELL INTERNATIONAL HOLDING

FORMERLY BITMIS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND JUNE 30, 2023

(Expressed in U.S. dollar, except for the number of shares)

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$65,934	$286,272
Accounts receivable, net of $58,271 and $58,021 allowance for doubtful accounts as of March 31, 2024 and June 30, 2023, respectively	137,898	25,444
Prepayments	105,326	107,613
Other receivables	312,120	36,740
Amounts due from related parties	19,301	19,219
Inventory	235,587	369,327
Total current assets	876,166	844,615

NON-CURRENT ASSETS
Property, plant and equipment, net	30,640	48,806
Total non-current assets	30,640	48,806

TOTAL ASSETS	$906,806	$893,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,490	$16,541
Advance from customers	428,199	347,429
Amounts due to related parties	2,787,617	3,421,327
Payroll payable	23,854	16,212
Tax payable	40,472	44,416
Other payables	48,593	63,651
Total current liabilities	3,337,225	3,909,576

TOTAL LIABILITIES	3,337,225	3,909,576

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	10,000	10,000
Common shares, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	6,251	6,251
Common shares to be issued, par value $0.001; 1,000,000 and 1,000,000 shares to be issued as of March 31, 2024 and June 30, 2023, respectively	1,000	1,000
Subscription receivable	(17,251)	(17,251)
Accumulated deficit	(2,697,464)	(3,296,036)
Accumulated other comprehensive income	267,045	279,881
Total Shareholders’ Deficit	(2,430,419)	(3,016,155)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	906,806	893,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. dollar, except for the number of shares)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023

REVENUES	$456,177	$54,647	$1,324,622	$340,920

COST OF REVENUES	140,498	39,994	539,689	272,641

GROSS PROFIT	315,679	14,653	784,933	68,279

OPERATING EXPENSES
Selling expenses	6,667	9,383	19,351	10,614
General and administrative expenses	90,159	105,084	206,979	412,247
Total operating expenses	96,826	114,467	226,330	422,861

INCOME (LOSS) FROM OPERATIONS	218,853	(99,814)	558,603	(354,582)

OTHER INCOME (EXPENSE), NET
Other incomes	2,486	1001	41,728	25,952
Other expenses	(4)	-	(1,759)	(4,898)
Total other income net	2,482	1,001	39,969	21,054

NET INCOME (LOSS) BEFORE INCOME TAX	221,335	(98,813)	598,572	(333,528)

Income tax expense	-	-	-	-

NET INCOME (LOSS)	221,335	(98,813)	598,572	(333,528)

Other comprehensive income (loss):
Foreign currency translation income (loss)	44,726	(10,921)	(12,836)	286,385

Total comprehensive income (loss)	$266,061	$(109,734)	$585,736	$(47,143)

Weighted average number of ordinary shares outstanding - basic and diluted	7,250,750	7,250,750	7,250,750	7,250,750

Net earning (loss) per share-basic and diluted	$0.03	$(0.01)	$0.08	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

FORMERLY BITMIS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(EXPRESSED IN U.S. DOLLAR, EXCEPT FOR THE NUMBER OF SHARES)

(Unaudited)

	Preferred shares		Common shares		Common shares to be issued				Accumulated other
	Number of		Number of		Number of		Subscription	Accumulated	comprehensive
	shares	Amount	shares	Amount	shares	Amount	receivable	Deficit	income	Total
Balance, June 30, 2023	10,000,000	$10,000	6,250,750	$6,251	1,000,000	$1,000	$(17,251)	$(3,296,036)	$279,881	$(3,016,155)

Net income	-	-	-	-	-	-	-	598,572	-	598,572

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(12,836)	(12,836)

Balance, March 31, 2024	10,000,000	$10,000	6,250,750	$6,251	1,000,000	$1,000	$(17,251)	$(2697,464)	$267,045	$(2,430,419)

	Ordinary shares		Additional		Accumulated other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	income	Total
Balance, June 30, 2022	6,250,750	$6,251	$(6,251)	$(2,200,149)	$26,132	$(2,174,017)

Reverse acquisition recapitalization	1,000,000	1,000	(1,000)	-	-	-

Net loss	-	-	-	(333,528)	-	(333,528)

Foreign currency translation adjustment	-	-	-	-	286,385	286,385

Balance, March 31, 2023	7,250,750	$7,251	$(7,251)	$(2,533,677)	$312,517	$(2,221,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

FORMERLY BTMIS HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. dollars)

(Unaudited)

	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$598,572	$(333,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,793	25,862
Changes in operating assets and liabilities:
Accounts receivable, net	(112,361)	(26,448)
Other receivables	(275,259)	855,363
Prepayments	2,749	(54,061)
Inventory	135,344	(325,141)
Accounts payable	(8,123)	(50,408)
Advance from customers	79,289	(6,387,705)
Payroll payable	7,573	(21,556)
Tax payable	(4,134)	(8,939)
Other payables	(15,334)	(4,024,516)
Net cash provided by (used in) operating activities	415,109	(10,351,077)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of property, plant and equipment	11,585	(1,171)
Net cash provided by (used in) investing activities	11,585	(1,171)

CASH FLOWS FROM FINANCIING ACTIVITIES
(Repayment to) proceeds from related parties	(648,487)	3,083,308
Repayment from related parties	-	7,014,447
Net cash (used in) provided by financing activities	(648,487)	10,097,755

EFFECT OF EXCHANGE RATE ON CASH	1,455	183,659

NET CHANGE IN CASH AND CASH EQUIVALENTS	(220,338)	(70,834)

CASH AT BEGINNING OF PERIOD	286,272	204,004

CASH AT END OF PERIOD	$65,934	$133,170

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

FORMERLY BITMIS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

1. ORGANIZATION AND BUSINESS

Cambell International Holding Corp. (formerly known as Bitmis Corp.), via the PRC affiliated entity Liaoning Kangbaier Biotechnology Development Co., Ltd. (“Liaoning Kangbaier”), engages in the research and development of extraction processes of natural β -carotene and the planting and harvesting of raw materials as well as the production, distribution, marketing and sale of natural β -carotene health food products.

On December 30, 2022, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with (i) Cambell International Holding Limited (“Cambell International”) which indirectly wholly owns Liaoning Kangbaier, a limited liability company incorporated in the British Virgin Islands on September 23, 2020; and (ii) the shareholders of Cambell International (the “Cambell Shareholders”) to acquire all the issued and outstanding capital stock of Cambell International in exchange for the issuance to the Cambell Shareholders of an aggregate of 1,000,000 shares (the “Shares”) of the Company’s common stock and the transfer by Ms. Yuan Xiaoyan, the original controlling shareholder of the Company, to the Cambell Shareholders of 9,000,000 shares of our series A preferred stock owned by her (“Reverse Acquisition”). The Reverse Acquisition was closed on December 30, 2022.

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

Equity Pledge Agreement

Pursuant to the terms of the Equity Pledge Agreement dated November 27, 2022, among Baijiakang Consulting and the shareholders of Kangbaier Liaoning (the “Pledge Agreement”), the shareholders of Kangbaier Liaoning pledged all of their equity interests in Kangbaier Liaoning to Baijiakang Consulting, including the proceeds thereof, to guarantee Kangbaier Liaoning’s performance of its obligations under the Business Operation Agreement, the Consulting Service Agreement and the Equity Disposal Agreement (each, an “Agreement,” collectively, the “Agreements”). If Kangbaier Liaoning or its shareholders breach its respective contractual obligations under any Agreement, or cause to occur one of the events regarded as an event of default under any Agreement, Baijiakang Consulting, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interest in Kangbaier Liaoning. During the term of the Pledge Agreement, the pledged equity interests cannot be transferred without Baijiakang Consulting’s prior written consent. The Pledge Agreement is valid until all the obligations due under the Agreements have been fulfilled.

Based on these contractual arrangements, the Company consolidates the VIE in accordance with SEC Regulation S-X Rule 3A-02 and Accounting Standards Codification (“ASC”) topic 810 (“ASC 810”), Consolidation.

The accompanying consolidated financial statements reflect the activities of each of the following entities of the Company:

Name	Background		Ownership
Cambell International	●	A Nevada, U.S.A. corporation	Holding company
Holding Limited	●	Principal activities: Investment holding

Win&win Industrial	●	A British Virgin Islands company	100%
Development Limited	●	Principal activities: Investment holding

BJK Holding Group Limited	● ●	A Hong Kong company Principal activities: Investment holding	100%

Baijiakang (LiaoNing) Health Information Consulting	● ●	A PRC limited liability company and deemed a wholly foreign-invested enterprise Principal activities: Consultancy and information technology support	100%
Service Co., Ltd

LiaoNing KangBaiEr	●	A PRC limited liability company	VIE by contractual
Biotechnology	●	Incorporated on September 22, 2015	arrangements
Development Co., Ltd.	●	Principal activities: research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials as well as the production, distribution, marketing, and sale of natural β -carotene health food products.

Doron KangBaier	●	A PRC limited liability company	100% owned by
Biotechnology Co.LTD	●	Principal activities: research and support	LiaoNing KangBaiEr

LiaoNing BaiJiaKang	●	A PRC limited liability company	100% owned by
Health Technology Co.LTD	●	Principal activities: promotion and support	LiaoNing KangBaiEr

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited interim condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2024, and results of operations and cash flows for the nine-month periods ended March 31, 2024 and 2023. The unaudited interim condensed consolidated balance sheet as of March 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended March 31, 2024 and June 30, 2023, and related notes included in the Company’s audited consolidated financial statements.

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2024, the Company’s current liabilities exceeded its current assets by $2,461,059, and its accumulated deficit was $2,697,464. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In evaluating if there is substantial doubt about the ability to continue as a going concern, the Company is trying to alleviate the going concern risk through (1) increasing cash generated from operations by controlling operating expenses, (2) financing from domestic banks and other financial institutions, and (3) equity or debt financing. The Company has certain plans to mitigate these adverse conditions and to increase its liquidity.

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

Liquidity

The Company had a working deficit of $2,461,059 as of March 31, 2024, a decrease of $ 603,902 from a working deficit of $ 3,064,961 as of June 30, 2023. As of March 31, 2024 and June 30, 2023, the Company’s cash was $65,934 and $286,272, respectively.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. In addition, the existing major shareholder committed not to request repayment of the amount due to shareholders by March 31, 2024. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

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

In March 2020 the World Health Organization (“WHO”) declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic negatively impacted the global economy, workforces, and customers, and created significant volatility and disruption of financial markets. In early May 2023, the WHO International Health Regulations Emergency Committee (the “Committee”) announced that the Public Health Emergency of International Concern should end because of declining Covid-19 related hospitalizations and deaths and high levels of immunity in the population. The Committee “advised that it is time to transition to long-term management of the Covid-19 pandemic” and the WHO Director-General concurred. However, the pandemic still may impact the Company’s future estimates including, but not limited to, our allowance for doubtful accounts, inventory valuations, fair value measurements, and asset impairment charges. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on its business or results of operations at this time. The Company plans to continue to monitor the level of Covid-19 cases, which may still be considered a threat in the long term because the virus continues to evolve and spread.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$65,934	$286,272
Accounts receivable, net of $58,271 and $58,021 allowance for doubtful accounts as of March 31, 2024 and June 30, 2023, respectively	137,898	25,444
Prepayments	105,326	107,613
Other receivables	312,120	36,740
Amounts due from related parties	19,301	19,219
Inventory	235,587	369,327
Total current assets	876,166	844,615

NON-CURRENT ASSETS
Property, plant and equipment, net	30,640	48,806
Total non-current assets	30,640	48,806

TOTAL ASSETS	$906,806	$893,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,490	$16,541
Advance from customers	428,199	347,429
Amounts due to related parties	2,787,617	3,421,327
Payroll payable	23,854	16,212
Tax payable	40,472	44,416
Other payables	48,593	63,651
Total current liabilities	3,337,225	3,909,576

TOTAL LIABILITIES	3,337,225	3,909,576

	For the nine months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Gross profit	$784,933	$68,279
Net income (loss)	$598,572	$(333,528)

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

As of March 31, 2024 and June 30, 2023, the Company had no investments in financial instruments.

Cash

Cash consists of cash on hand and at banks and highly liquid investments that are unrestricted from withdrawal or use and that have original maturities of three months or less when purchased.

Cash denominated in RMB with a U.S. dollar equivalent of $65,934 and $286,272 at March 31, 2024 and June 30, 2023, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts Receivable, Net and Allowance for Doubtful Accounts

Accounts receivable represents the revenue earned from the customers not yet collected. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. Since the year ended June 30, 2022, the Company adopted ASU 2016- 13, “Financial Instruments - Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for doubtful accounts considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. The Company assesses collectibility by pooling receivables that have similar risk characteristics and evaluates receivables individually when specific receivables no longer share those risk characteristics. For receivables evaluated individually, when it is determined that foreclosure is probable or when the debtor is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The balance of allowance of March 31, 2024 and June 30, 2023 were $58,271 and $58,021, respectively.

Inventory

Inventory primarily consists of (i) raw materials, primarily ingredients such as carrots; (ii) finished goods, primarily β-carotene series products including carrot juice, carrot meal, and carrot noodles; and (iii) miscellaneous, such as packages.

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

Useful
Categories	Lives (Years)
Furniture and equipment	3
Machinery	5
Motor vehicles	4

Expenditure for maintenance and repairs is expended as incurred.

The gain or loss on the disposal of equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets, including property and equipment with finite lives and intangible assets subject to amortization, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2024 and June 30, 2023.

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

Based on the above significant judgments, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the nine months ended March 31, 2024 and 2023, respectively.

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

	For the Nine Months Ended
	2024	2023
	Sales	Sales
Health product sales	$1,268,062	$340,920
Franchise fee	56,560	-
Total revenues	$1,324,622	340,920

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

Advertising and Promotional Expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $14,191 and $8,446 for the nine months ended March 31, 2024 and 2023, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2024 and 2023 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the nine months ended March 31, 2024 and 2023.

Value Added Tax

The Company was subject to VAT at the rate of 13% and related surcharges on revenue generated from selling products for the nine months ended March 31, 2024 and 2023. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities.

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

Diluted EPS includes the effect from potential issuance of ordinary shares. There was no potentially dilutive share to be issued during the nine months ended March 31, 2024 and 2023.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2024	RMB7.2203 to $1
June 30, 2023	RMB7.2258 to $1

Income statement and cash flows items
For the nine months ended March 31, 2024	RMB7.2193 to $1
For the nine months ended March 31, 2023	RMB6.9761 to $1

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

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	March 31, 2024	June 30, 2023

Accounts receivable	196,169	83,465
Less: allowance for doubtful accounts	(58,271)	(58,021)
Accounts receivable, net	137,898	25,444

The following table sets forth the movement of allowance for doubtful accounts:

	March 31, 2024	June 30, 2023

Beginning	$58,021	$62,804
Exchange rate difference	250	(4,783)
Balance	$58,271	$58,021

4. PREPAYMENTS

Prepayments consist of the following:

	March 31, 2024	June 30, 2023
Prepayments for inventory	$105,326	$107,613
Prepayments	$105,326	$107,613

5. OTHER RECEIVABLS

Other receivables consists of the following:

	March 31, 2024	June 30, 2023
Receivables from third party companies	$276,997	$-
Loans receivable from employees	35,123	36,740
Other receivables	$312,120	$36,740

Receivables from third party companies are interest free and due on demand. Loans receivable from employees are interest free and due on demand.

6. INVENTORY

Inventory consisted of the following:

	March 31, 2024	June 30, 2023
Raw materials, parts, and components	$92,027	$294,030
Finished goods	141,589	69,908
Miscellaneous supplies	1,971	5,389
Inventory	$235,587	$369,327

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2024	June 30, 2023

Vehicle	$18,017	$17,940
Office equipment	18,758	67,370
Machinery, equipment, and tools	78,392	77,104
Total	115,167	162,414
Less: accumulated depreciation	(84,527)	(113,608)
Property, plant and equipment, net	$30,640	$48,806

Depreciation expenses charged to the consolidated statements of operations and comprehensive loss for the nine months ended March 31, 2024 and 2023 were $6,793 and $25,862, respectively.

8. ADVANCE FROM CUSTOMERS

Changes in advance from customers is as follows:

	March 31,	June 30,
	2024	2023

Advance from clients, beginning of the period	$347,429	$6,668,713
Revenue deferred during the period	155,677	8,274
Returned of revenue deferred in prior periods	-	(6,239,928)
Recognition of revenue deferred in prior periods	(74,907)	(89,630)
Advance from clients, end of the period	$428,199	$347,429

The Company returned $6,239,928 advance from customers, resulting from the termination of a new health product business plan due to an increase in COVID-19 cases in China after the government’s removal of COVID-19 prevention mandates during our fiscal year ended June 30, 2023.

9. OTHER PAYABLES

Other payables consist of the following:

	March 31, 2024	June 30, 2023

Accruals	$48,593	$63,651
Other payables	$48,593	$63,651

10. AMOUNTS DUE FROM AND DUE TO RELATED PARTIES

	Note	March 31, 2024	June 30, 2023
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD	(a)	$1,108	$1,103
Panjin Kangying Health Food Co., LTD	(a)	138	138
Liaoning Baijiakang Health Technology Co. LTD	(a)	50	50
Ms. Xiuhua Sun	(b)	13,850	13,791
Mr. Mingkai Cao	(c)	4,155	4,137
Total		$19,301	$19,219

Amounts due to related parties:
Panjin Double Eagle Green Health Food Co. LTD	(d)	133,019	132,450
Panjin Double Eagle Weishi Green Health Food Co. LTD	(d)	122,655	127,259
Suzhou Weixuan Information Technology Co., LTD	(e)	-	20,686
Ms. Xiuzhi Sun	(f)	2,531,943	3,140,932
Total		$2,787,617	$3,421,327

(a)	These companies are controlled by the Chief Executive Officer, Chief Financial Officer, and controlling shareholder of the Company, Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(b)	Ms. Xiuhua Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer, Chief Financial Officer, and controlling shareholder of the Company. The amount is due on demand, interest-free, and unsecured.

(c)	Mr. Mingkai Cao is family member of Ms. Xiuzhi Sun, the Chief Executive Officer, Chief Financial Officer, and controlling shareholder of the Company. The amount is due on demand, interest-free and unsecured.

(d)	These companies are controlled by the Chief Executive Officer, Chief Financial Officer, and controlling shareholder of the Company, Ms. Xiuzhi Sun. Such balances are interest free, unsecured, and due on demand without an agreement.

The Company’s office located in the PRC was provided by Panjin Double Eagle Green Health Food Co. LTD free of charge.

(e)	The company is controlled by Ms. Jing Li, daughter of Ms. Xiuzhi Sun. The amount is due on demand, interest free, and unsecured.

(f)	Ms. Xiuzhi Sun is the Chief Executive Officer, Chief Financial Officer, and controlling shareholder of the Company. The amount due to Ms. Xiuzhi Sun is interest free, unsecured, and due on demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.

11. INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

United States

Cambell International is incorporated in the State of Nevada and is subject to U.S. federal tax. The federal corporate income tax rate is 21%. Corporate entities are required to file state income taxes in accordance with the applicable state corporate income regulations.

British Virgin Islands

Win&win Industrial is incorporated in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, no British Virgin Islands withholding tax will be imposed upon payment of dividends by this entity to its shareholders.

Hong Kong

BJK Holding Group was incorporated in Hong Kong and is subject to the Hong Kong profits tax rate of 16.5%.

PRC

Under the Enterprise Income Tax (“EIT”) Law, which has been effective since January 1, 2008, domestic enterprises and foreign invested enterprises (the “FIEs”) are subject to a unified 25% enterprise income tax rate, except for certain entities that are entitled to tax holidays.

For the nine months ended March 31, 2024 and 2023, a reconciliation of the income tax benefit determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the nine months ended March 31,
	2024	2023
Income (loss) before income taxes	$598,572	$(333,528)
United States statutory income tax rate	21%	21%
Income tax credit computed at statutory corporate income tax rate	125,700	(70,041)
Reconciling items:
Non-deductible expenses	1,124	1,705
Change in valuation allowance	(126,824)	68,336
Income tax expense	$-	$-

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended March 31, 2024 and 2023, the Company had no unrecognized tax benefits.

12. CHINA CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical, and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contributions.

13. CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the nine months ended March 31, 2024, three customers accounted for over 73.10% of the Company’s revenues. In the nine months ended March 31, 2023, one customer accounted for over 56.73% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the nine months ended March 31, 2024 and 2023.

As of March 31, 2024, four customers accounted for 100% of the Company’s accounts receivable. As of June 30, 2023, one customer accounted for 89.97% of the Company’s accounts receivable, respectively. No other customer accounts for more than 10% of the Company’s accounts receivable as of March 31, 2024and June 30, 2023.

As of March 31, 2024, one supplier accounted for 79.94% of the Company’s accounts payable. As of June 30, 2023, two suppliers accounted for 73.72% of the Company’s accounts payable. No other supplier accounts for over 10% of the Company’s accounts payable as of March 31, 2024 and June 30, 2023.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2024 and June 30, 2023, substantially all of the Company’s cash was held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, which are unsecured in nature, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations; however, there is the extremely remote chance that all trade receivables may become uncollectible.

14. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, the Company may be subject to certain legal proceedings, claims, and disputes that arise from its business operations. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations, or liquidity. As of March 31, 2024, the Company had no outstanding lawsuits or claims.

15. SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after March 31, 2024 up through the date of these financial statements and has determined that there are no material subsequent events to disclose in these consolidated financial statements.

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

CONDENSED PARENT COMPANY BALANCE SHEETS

	March 31, 2024	June 30, 2023
Non-current assets
Investment in subsidiary	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT	-	-

Total liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	10,000	10,000
Common shares, par value $0.001; 75,000,000 shares authorized, 6,250,750 and 6,250,750 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	6,251	6,251
Common shares to be issued, par value $0.001; 1,000,000 and 1,000,000 shares to be issued as of March 31, 2024 and June 30, 2023, respectively	1,000	1,000
Shares subscription receivables	(17,251)	(17,251)
Accumulated deficits	-	-
Accumulated other comprehensive loss	-	-
Total shareholders’ deficit	-	-

Total liabilities and shareholders’ deficit	$-	$-

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended March 31,
	2024	2023
INCOME (LOSS) FROM SUBSIDIARIES	$598,572	(333,528)

NET INCOME (LOSS)	598,572	(333,528)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	-	-
COMPREHENSIVE INCOME (LOSS)	$598,572	(333,528)

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the nine months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$598,572	(333,528)
Adjustments to reconcile net loss to cash used in operating activities:
Equity (income) loss of subsidiary	(598,572)	333,528
Net cash used in operating activities	-	-

CHANGES IN CASH	-	-

CASH, beginning of period	-	-

CASH, end of period	$-	$-

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

Financial information contained in this Quarterly Report and in our unaudited interim financial statements is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles.

OVERVIEW

Corporate History and Structure

Cambell International Holding Corp., formerly known as Bitmis Corp.

Bitmis Corp. was incorporated in the State of Nevada on June 6, 2016. The Company originally intended to commence operations in the business of consulting in Thailand, but it was not successful. Thus, the Company became dormant in July 2020.

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

Current Corporate Structure

Following the consummation of the Reverse Acquisition, we engage in the research and development of extraction processes of natural β -carotene, the planting and harvesting of raw materials, and the production, distribution, marketing, and sale of natural β -carotene health food products. Natural β -carotene is a safe source of vitamin A which is an essential nutrient important for vision, growth, cell division, reproduction, and immunity as well as containing antioxidant properties which offer protection from diabetes, heart disease, and cancer.

The Company owns 100% of the issued and outstanding capital stock of Cambell International Holding Limited, which was incorporated on September 23, 2020 under the law of the British Virgin Islands. Cambell International Holding Limited is a holding company holding the following entities:

Win&win Industrial Development Limited	●	A British Virgin Islands company	100%
(“Win&win”)	●	Principal activities: investment holding

BJK Holding Group Limited	●	A Hong Kong company	100%
(“BJK Holding”)	●	Principal activities: investment holding

Baijiakang (LiaoNing) Health Information Consulting Service Co., Ltd	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
(“Baijiakang Consulting”)	●	Principal activities: consultancy and information technology support

LiaoNing KangBaiEr Biotechnology Development Co., Ltd.	●	A PRC limited liability company	VIE by contractual arrangements
(“Liaoning Kangbaier”)	●	Incorporated on September 22, 2015
	●	Principal activities: research and development of extraction processes of natural β - carotene, the planting and harvesting of raw materials, and the production, distribution, marketing, and sale of natural β -carotene health food products.

Doron KangBaier Biotechnology Co.	●	A PRC limited liability company	100% owned by LiaoNing KangBaiEr
LTD (“Doron”)	●	Principal activities: research and support

LiaoNing BaiJiaKang Health Technology	●	A PRC limited liability company	100% owned by LiaoNing
Co. LTD (“Liaoning”)	●	Principal activities: promotion and support	KangBaiEr

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

We control Liaoning Kangbaier through a series of contractual arrangements, or “VIE Agreements,” which are described below. The VIE Agreements are designed so that the operations of the VIE are solely for the benefit of the WFOE and ultimately, the Company. As such, under U.S. GAAP, the Company is deemed to have a controlling financial interest in, and be the primary beneficiary of, the VIE for accounting purposes only and must consolidate the VIE.

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

See “Item 1. Financial Statements.”

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

As of March 31, 2024, we owned 25,000 mu of carrot planting base, with an annual output of 125,000 tons of carrots. For the nine month ended March 31, 2024 and March 31, 2023, our gross revenue is $1,324,622 and $340,920, respectively. The market repeat purchase rate is 80%. According to the consumer satisfaction survey in recent years, the satisfaction index of carotene series products is relatively high. According to consumer feedback, the product is excellent in improving vision, digestion, and immunity and in reducing the pain of chemoradiotherapy. Our products are mainly sold in the form of solids and liquid drinks.

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

RESULTS OF OPERATIONS

Nine months ended March 31, 2024 compared to nine months ended March 31, 2023

The following table sets forth key components of our results of operations during the nine months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Nine Months ended March 31,
	2024		2023
	Amount	of Revenue	Amount	of Revenue
Revenues	1,324,622	100.00%	340,920	100.00%
Cost of revenues	(539,689)	(40.74)%	(272,641)	(79.97)%
Gross profit	784,933	59.26%	68,279	20.03%
Operating expenses
Selling expenses	(19,351)	(1.46)%	(10,614)	(3.11)%
General and administrative expenses	(206,979)	(15.63)%	(412,247)	(120.92)%
Income (loss) from operations	558,603	42.17%	(354,582)	(104.00)%

Other Income (expense)
Other incomes	41,728	3.15%	25,952	7.61%
Other expenses	(1,759)	(0.13)%	(4,898)	(1.44)%
Net income (loss) before taxes	598,572	45.19%	(333,528)	(97.83)%
Income tax expenses	-	-	-	-
Net income (loss)	598,572	45.19%	(333,528)	(97.83)%

Revenues. Our revenues were $1,324,622 for the nine months ended March 31, 2024, representing an increase of $983,702 or 288.54% from $340,920 for the nine months ended March 31, 2023. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues, and (2) franchise fees, recognized averagely over the contract period. The increase in revenues between the nine months ended March 31, 2023 and the nine months ended March 31, 2024 was mainly due to expansion of sales channels and retail stores that sell the Company’s products. Consequently, the sales volumes increased rapidly during the nine months ended March 31, 2024, compared to the corresponding period in the prior year. In addition, the Company started recognizing franchise fees during the nine months ended March 31, 2024.

The following table summarizes our revenues by revenue stream for the nine months ended March 31, 2024 and 2023:

	Nine Months ended March 31,
	2024	2023
	Sales	Sales
Normal product sales	$1,268,062	$340,920
Franchise fees	56,560	-
Total revenues	$1,324,622	$340,920

Cost of revenues. Our cost of revenues was $539,689 for the nine months ended March 31, 2024 compared to $272,641 for the same period last year. Cost of revenues refers to the costs of material and labor, direct material, and overhead costs. The increase was in line with the increase in revenue.

Gross profit and gross margin. Our gross profit was $784,933 for the nine months ended March 31, 2024, compared with a gross profit of $68,279 for the same period last year. The gross margin increased from 20.03% during 2023 to 59.26% during 2024. The increase was in line with the business rise.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our sales department and other expenses incurred in connection with general operations. Our selling expenses increased by $8,737 to $19,351 for the nine months ended March 31, 2024, from $10,614 for the same period in 2023. The increase was primarily due to a $5,745 increase in advertising fees for the nine months ended March 31, 2024, which is in line with the rise in revenues.

	March 31, 2024		March 31, 2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	14,191	73.33%	8,446	79.57%	5,745	68.02%
Others	5,160	26.67%	2,168	20.43%	2,992	138.01%
Total selling expenses	$19,351	100.00%	$10,614	100.00%	$8,737	82.32%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $205,268 to $206,979 for the nine months ended March 31, 2024, from $412,247 for the same period in 2023. The decrease was mainly due to a $127,561 reduction in professional fees, as the Company engaged many third party consultants for its listing activities during the nine months ended March 31, 2023 that were not needed during the nine months ended March 31, 2024, and a $54,552 reduction in salary and social insurance, resulting from a reduction in staff by 11 employees.

	March 31, 2024		March 31, 2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$106,772	51.58%	$161,324	39.13%	$(54,552)	(33.82)%
Business entertainment	2,811	1.36%	21,793	5.29%	(18,982)	(87.10)%
Depreciation	6,793	3.28%	14,272	3.46%	(7,479)	(52.40)%
Office expenses	24,549	11.86%	15,464	3.75%	9,085	58.75%
Professional fee	53,961	26.07%	181,522	44.03%	(127,561)	(70.27)%
Travel fee	2,580	1.25%	7,293	1.77%	(4,713)	(64.62)%
Other	9,513	4.60%	10,579	2.57%	(1,066)	(10.08)%
Total general and administrative expenses	$206,979	100.00%	$412,247	100.00%	$(205,268)	(49.79)%

Income tax expense. Our income tax expense was nil for the nine months ended March 31, 2024 and 2023.

Net income or loss. As a result of the cumulative effect of the factors described above, our net income was $598,572 for the nine months ended March 31, 2024 compared to a net loss of $333,528 for the nine months ended March 31, 2023.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following table summarizes our revenues by revenue streams for the three months ended March 31, 2024 and 2023:

	Three Months ended March 31,
	2024		2023
	Amount	of Revenue	Amount	of Revenue
Revenues	456,177	100.00%	54,647	100.00%
Cost of revenues	(140,498)	(30.80)%	(39,994)	(73.19)%
Gross profit	315,679	69.20%	14,653	26.81%
Operating expenses
Selling expenses	(6,667)	(1.46)%	(9,383)	(17.16)%
General and administrative expenses	(90,159)	(19.76)%	(105,084)	(192.30)%
Income (loss) from operations	218,853	47.98%	(99,814)	(182.65)%

Other Income (expense)
Other incomes	2,486	0.54%	1,001	1.83%
Other expenses	(4)	(0.001)%	-	-
Net income (loss) before taxes	221,335	48.52%	(98,813)	(180.82)%
Income tax expenses	-	-	-	-
Net income (loss)	221,335	48.52%	(98,813)	(180.82)%

Revenues. Our revenues were $456,177 for the three months ended March 31, 2024 representing an increase of $401,530 or 734.77% from $54,647 for the three months ended March 31, 2023. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues, and (2) franchise fees, recognized averagely over the contract period. The increase in revenues for the three months ended March 31, 2024 was mainly due to expansion of sales channels and an increase in the number of retail stores that sell the Company’s products. Consequently, the sales volumes increased rapidly during the three months ended March 31, 2024, compared to the corresponding period in the prior year. In addition, the Company recognized franchise fees for the three months ended March 31, 2024, but not for the three months ended March 31, 2023.

The following table summarizes our revenues by revenue stream for the three months ended March 31, 2024 and 2023:

	Three Months ended March 31,
	2024	2023
	Sales	Sales
Normal product sales	$436,476	$54,647
Franchise fees	19,701	-
Total revenues	$456,177	$54,647

Cost of revenues. Our cost of revenues was $140,498 for the three months ended March 31, 2024 compared to $39,994 for the same period last year. Cost of revenues refers to the costs of material and labor, direct material and overhead costs. The increase was in line with the increase in revenues.

Gross profit and gross margin. Our gross profit was $ 315,679 for the three months ended March 31, 2024 compared with a gross profit of $14,653 for the same period last year. The gross profit margin increased from 26.81% during 2023 to 69.20% during 2024. The increase was in line with the business rise.

Selling expenses. As shown below, our selling expenses consist primarily of compensation and benefits to our sales department and other expenses incurred in connection with general operations. Our selling expenses decreased by $2,716 to $6,667 for the three months ended March 31, 2024 from $9,383 for the same period in 2023, resulting from fewer promotional activities during 2024.

	March 31, 2024		March 31, 2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	6,590	98.85%	8,137	86.72%	(1,547)	(19.01)%
Others	77	1.15%	1,246	13.28%	(1,169)	(93.82)%
Total selling expenses	$6,667	100.00%	$9,383	100.00%	$(2,716)	(28.95)%

General and administrative expenses. As shown below, our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional fees and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $14,925 to $90,159 for the three months ended March 31, 2024 from $105,084 for the same period in 2023. The decrease was mainly due to the $14,461reduction in business entertainment that was attributable to having fewer employees during 2024.

	March 31, 2024		March 31, 2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$33,952	37.66%	$41,155	39.16%	$(7,203)	(17.50)%
Business entertainment	883	0.98%	15,344	14.60%	(14,461)	(94.25)%
Depreciation	1,618	1.79%	4,817	4.58%	(3,199)	(66.41)%
Office expenses	5,934	6.58%	4,475	4.26%	1,459	32.60%
Professional fee	46,516	51.59%	33,449	31.83%	13,067	39.07%
Travel fee	611	0.68%	4,294	4.09%	(3,683)	(85.77)%
Other	645	0.72%	1,550	1.48%	(905)	(58.39)%
Total general and administrative expenses	$90,159	100.00%	$105,084	100.00%	$(14,925)	(14.20)%

Income tax expense. Our income tax expense was nil for the three months ended March 31, 2024 and 2023.

Net income (loss). As a result of the cumulative effect of the factors described above, our net income was $221,335 for the three months ended March 31, 2024 compared to a net loss of $98,813 for the three months ended March 31, 2023.

Liquidity and Capital Resources

The Company’s primary need for liquidity stems from its need to fund working capital requirements of its businesses, its capital expenditures, and its general operations, including debt repayment. The Company has historically financed its operations through short-term and long-term commercial bank loans from Chinese banks, its ongoing operating activities, and loans from directors, shareholders, and other third parties. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. Considering the existing working capital position and the ability to access debt funding sources, management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

The following table sets forth a summary of the Company’s cash flows for the periods indicated:

	For the Nine Months Ended
	March 31,
	2024	2023
Net cash provided by (used in) operating activities	$415,109	$(10,351,077)
Net cash provided by (used in) investing activities	11,585	(1,171)
Net cash (used in) provided by financing activities	$(648,487)	$10,097,755

Operating Activities

Net cash provided by operating activities was $415,109 for the nine months ended March 31, 2024, as compared to $10,351,077 net cash used in operating activities for the nine months ended March 31, 2023.

The net cash provided by operating activities for the nine months ended March 31, 2024 was mainly due to our net income of $598,572, an increase in advances from customers of $79,289, and a decrease in inventory of $135,344, partially offset by an increase in other receivables of $ 275,259. The net cash used in operating activities for the nine months ended March 31, 2023 was mainly due to our net loss of $ 333,528, a decrease in advances from customers of $6,387,705, and a decrease in other payables of $4,024,516, partially offset by a decrease in other receivables of $855,363.

Investing Activities

Net cash provided by investing activities was $11,585 for the nine months ended March 31, 2024, as compared to $1,171 net cash used in investing activities for the nine months ended March 31, 2023. The net cash provided by investing activities was mainly attributable to disposal of property and equipment for the nine months ended March 31, 2024, and the net cash used in investing activities was mainly attributable to purchase of property and equipment for the nine months ended March 31, 2023.

Financing Activities

Net cash used in financing activities was $648,487 for the nine months ended March 31, 2024, as compared to $10,097,755 net cash provided by financing activities for the nine months ended March 31, 2023. The net cash used in financing activities was mainly attributable to repayments of amounts owed to related parties during the nine months ended March 31, 2024. The net cash provided by financing activities was mainly attributable to advances from related parties and repayments from related parties for the nine months ended March 31, 2023.

Contractual Obligations

The Company had no short-term and long-term bank loans as of March 31, 2024 and March 31, 2023.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beijing, China on May 20, 2024.

CAMBELL INTERNATIONAL HOLDING CORP., formerly known as BITMIS CORP.

May 20, 2024	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Executive Officer
(Principal Executive Officer)

May 20, 2024	By:	/s/ Sun Xiuzhi
Date		Sun Xiuzhi, Chief Financial Officer
(Principal Financial and Accounting Officer)