Form 10-K
period 2024-06-30
CAMBELL INTERNATIONAL HOLDING CORP.
filed 2025-09-09
CIK 1678848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the 1,250,750   shares of common stock held by non-affiliates of the registrant as of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,751,650 based on the last sale price of the registrant’s common stock on December 31, 2024 of $2.20 per share on the OTC Market. Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 1, 2025, the registrant had 7,250,750 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any historical results and future results, performances, or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

●	Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern;

●	We may continue to incur losses in the future, and may not be able to return to profitability, which may cause the market price of our shares to decline; and

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

ii

USE OF CERTAIN DEFINED TERMS

Unless the context otherwise requires and, for the purposes of this Annual Report only, references to:

●	“Baijiakang Consulting” or our “WFOE” are to Baijiakang (Liaoning) Health Information Consulting Services Co., Ltd., a limited liability company organized under the laws of the PRC, which is wholly-owned by BJK Holding;

●	“BJK Holding” are to BJK Holding Group Limited, a Hong Kong company and wholly-owned subsidiary of Win&win;

●	“Cambell International Holding Corp.,” “KAFC,” “our Company,” “we,” “us,” or “our” are to the combined business of Cambell International Holding Corp., formerly known as Bitmis Corp., a Nevada corporation, and its subsidiaries and other consolidated entities;

●	“Cambell International” are to Cambell International Holding Limited, a British Virgin Islands company and wholly-owned subsidiary of Cambell International Holding Corp.;

●	“China” and “the PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Hong Kong, Macau, and Taiwan;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Liaoning Kangbaier” or “VIE” are to Liaoning Kangbaier Biotechnology Development Co., Ltd, a limited liability company organized under the laws of the PRC, which we control via a series of contractual arrangements (the “VIE Agreements”) among our WFOE, Liaoning Kangbaier, and the shareholders of Liaoning Kangbaier;

●	“MOFCOM” are to the Ministry of Commerce of the People’s Republic of China;

●	“NDRC” are to the National Development and Reform Commission of the People’s Republic of China;

●	“NPC” are to the National People’s Congress;

●	“PRC operating entities” are to our mainland China-based subsidiary, Baijiakang Consulting, our VIE, and our VIE’s subsidiaries;

●	“PRC laws and regulations” are to the laws and regulations of China;

●	“Renminbi” and “RMB” are to the legal currency of China;

●	“SAFE” are to the State Administration of Foreign Exchange of the People’s Republic of China;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States;

●	“VIE” are to the variable interest entity, Liaoning Kangbaier;

●	“VIE Agreements” are to the series of contractual arrangements, including the “Consulting Service Agreement,” the “Business Operation Agreement,” the “Proxy Agreement,” the “Equity Disposal Agreement,” and the “Equity Pledge Agreement,” as described herein;

●	“Win&win” are to Win&win Industrial Development Company Ltd, a British Virgins Islands company and wholly-owned subsidiary of Cambell International; and

●	“WFOE” are to Baijiakang Consulting, our wholly foreign-owned enterprise.

iii

Part I

ITEM 1. BUSINESS

Regulatory Overview - Summary Legal and Operational Risks

Cambell International Holding Corp., formerly known as Bitmis Corp., (the “Company”) is not a Chinese operating company but rather a Nevada holding company with no operations of its own. We conduct our operations through Baijiakang (Liaoning) Health Information Consulting Service Corp. Ltd. (“Baijiakang Consulting”), our wholly foreign-owned enterprise (“WFOE”), which conducts its operations through contractual agreements with a variable interest entity (“VIE”), Liaoning Kangbaier Biotechnology Development Co. Ltd. (“Liaoning Kangbaier”), and its wholly-owned subsidiaries, Doron Kangbaier Biotechnology Co. Ltd. (“Doron”) and Liaoning Baijiakang Health Technology Co. Ltd. (“Liaoning”), as discussed in greater detail below. See “-Corporate History and Structure - Contractual Arrangements,” below.

The VIE structure involves unique risks to shareholders and investors. It is used to provide investors with contractual exposure to foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in the operating companies. Due to PRC legal restrictions on foreign ownership in certain businesses, we do not have any equity ownership of the VIE or its subsidiaries; instead, we receive the economic benefits of the VIE’s business operations through certain contractual arrangements.

As a result of such series of contractual arrangements, Baijiakang Consulting is the primary beneficiary of the VIE for accounting purposes and the VIE is a PRC consolidated entity under U.S. GAAP. The Company consolidates the financial results of the VIE and its subsidiaries in its consolidated financial statements in accordance with U.S. GAAP. Neither the Company nor its investors own any equity interest in, have direct foreign investment in, or control the VIE through any such ownership or investment. As a result, investors in the Company’s common stock are not purchasing an equity interest in the VIE or in its subsidiary, but instead are purchasing an equity interest in Cambell International Holding Corp., the Nevada holding company. These contractual arrangements have not been tested in a court of law in the PRC.

Summary of Risks Related to our VIE Structure

●	PRC laws and regulations prohibit or restrict foreign ownership of companies that operate Internet information and content, value added telecommunications, and certain other businesses in which we are engaged or could be deemed to be engaged. Consequently, our operations and business in the PRC are conducted through contractual arrangements (“VIE Agreements”) with Liaoning Kangbaier. If the Chinese government should disallow or limit the use of the VIE, it could materially and adversely affect our business, which could result in your shares significantly declining in value or becoming worthless.

●	Although we believe that the ownership structures of our PRC subsidiary and Liaoning Kangbaier, the VIE, in China do not violate any applicable PRC law, regulation, or rule currently in effect and that the VIE Agreements are valid, binding, and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, such ownership structures have not been tested in court; therefore, we face uncertainty with respect to future actions by the PRC government that could significantly affect the enforceability of the VIE Agreements, Baijiakang Consulting’s financial performance, and the value of our shareholders’ shares of common stock.

●	Although the PRC’s Ministry of Commerce and its National Development and Reform Commission have announced new edicts regarding the use of VIEs for new overseas offerings, they have indicated that such new requirements will not affect the foreign ownership of companies already listed overseas. Nonetheless, there can be no assurance that such new rules and regulations will not be applied retroactively, which may have a substantial negative impact on our business and consequently on the value of our securities.

●	On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, substantial uncertainties exist in relation to its interpretation and implementation including future laws, administrative regulations, or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, it is uncertain whether our contractual arrangements would be deemed to be in violation of the market access requirements for foreign investment in the PRC, and if they are deemed to be in violation, how we should deal with these contractual arrangements.

●	Neither the Company nor its shareholders have a direct equity ownership interest in Baijiakang Consulting, our WFOE, or Liaoning Kangbaier, the VIE. The Company’s relationship to the VIE is defined by the VIE Agreements. Therefore, should the Chinese government disallow or limit the use of the VIE, it could result in our shares significantly declining in value or becoming worthless.

Summary of Risks Associated with Doing Business in China

●	Regulatory authorities in China have recently implemented regulations concerning privacy and data protection and more stringent laws and regulations may be introduced in China. The PRC Cybersecurity Law provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure. The Measures for Cybersecurity Review (2021) stipulate that operators of critical information infrastructure purchasing network products and services and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. We do not believe that our Company constitutes an Operator pursuant to the Cybersecurity Review (2021) that became effective in February 2022 nor do we control more than one million users’ personal information. However, the interpretation and application of consumer and data protection laws in China are often uncertain, in flux, and complicated, including differentiated requirements for different groups of people or different types of data, and there can be no assurance that in the future our operations may not be subject to these regulations which could have a significant material impact on our financial performance and the value of our securities.

●	The Company relies on dividends and other distributions on equity paid by our subsidiaries to fund our cash and financing requirements, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our financial position. Baijiakang Consulting and its VIE’s ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiary to pay dividends to its shareholders only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. This reserve is not distributable as cash dividends. To the extent that cash derived from our VIE’s businesses is in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the PRC government on the ability of our PRC or Hong Kong subsidiaries, or of our VIE, to transfer cash. The inability of our Hong Kong or PRC subsidiaries to pay dividends, for whatever reason, could have a material adverse effect on our financial position and, in turn, on the value of our common stock.

●	To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments, and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiary’s dividend payments and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, Baijiakang Consulting and our VIE may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from their profits, if any. Furthermore, if our PRC subsidiary incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments.

●	The Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiary. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiary.

●	A downturn in the Chinese or global economy or a change in economic and political policies of China could materially and adversely affect our VIE’s businesses and financial condition. Any deterioration in our VIE’s businesses could have a negative impact on the Company’s financial position and, in turn, on the value of its common stock.

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

●	Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, changes to its data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect its business. Although we believe we currently are not required to obtain clearance from the Cyberspace Administration of China under the recently enacted or proposed regulations or rules, we face uncertainties as to the interpretation or implementation of such regulations or rules, and if required, whether such clearance can be timely obtained, or at all.

●	There are political risks associated with conducting business in Hong Kong and China.

●	The HFCAA prohibits foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for two consecutive years beginning in 2021. As our current auditor is located in China, if authorities in the PRC should take a position in the future that would prevent the PCAOB from continuing to inspect or investigate completely registered public accounting firms headquartered in mainland China and if the PCAOB were to issue new determinations based on its inability to inspect or investigate such firms, our common stock could be delisted and prohibited from trading on a U.S. exchange.

●	The Chinese government may choose to exercise significant oversight and discretion over the conduct of our business operations in China and may intervene in or influence our operations at any time, which could result in a material change in our and our VIE’s operations and/or the value of your shares.

For additional risks related to our VIE structure, see “Item 1A. Risk Factors - Risks Relating to our Commercial Relationship with our VIE” starting on page 51. For additional risks related to doing business in China, see “Item 1A. Risk Factors - Risks Relating to Doing Business in China” starting on page 55. For risks related to our Company and risks related to the market for our shares, see “Item 1A. Risk Factors - Risks Related to Our Company” and “Item 1A. Risk Factors - Risks Related to the Market for Our Securities” on pages 45 and 78, respectively.

Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”), which became law in December 2020, our shares of common stock may be prohibited from trading on a U.S. exchange if our auditor cannot be fully inspected by the Public Company Accounting Oversight Board (the “PCAOB”). The HFCAA, as originally passed, prohibited foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for three consecutive years beginning in 2021. On December 29, 2022, as part of the Consolidated Appropriations Act, 2023 (the relevant portion of which is referred to as the “AHFCAA), the time period for the delisting of foreign companies under the HFCAA was reduced from three consecutive years to two consecutive years.

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

Our financial statements for the fiscal years ended June 30, 2023 included in this Annual Report were audited by WWC, P.C. (“WWC”), a PCAOB registered firm located in the United States.

Our financial statements for the fiscal years ended June 30, 2024 included in this Annual Report were audited by GGF CPA LTD (“GGF”), a PCAOB registered firm located in the PRC.

If authorities in the PRC should take a position in the future that would prevent the PCAOB from continuing to inspect or investigate completely registered public accounting firms headquartered in mainland China, the PCAOB might issue new determinations based on its inability to inspect or investigate such firms completely because of a position taken by an authority in those jurisdictions. If such lack of inspection were to extend for the requisite period of time under the AHFCAA, our shares of common stock could be delisted and prohibited from trading on a U.S. exchange.

In addition, inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. Therefore, in addition to subjecting our securities to the possibility of being prohibited from trading or delisted from a U.S. exchange, the inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors that are subject to PCAOB inspections. As a result, our investors would be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they could lose confidence in our reported financial information and procedures and the quality of our financial statements. Also, we cannot assure you that U.S. regulatory authorities will not apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our common stock to be materially and adversely affected. See “Item 1A. Risk Factors - Risks Related to Our Company - As our independent registered public accounting firm’s audit documentation related to their audit reports for the Company is located in China, our common stock could be prohibited from trading on a U.S. exchange.”

Implications of Being a Holding Company - Transfers of Cash to and from Our Subsidiaries

As a holding company, we rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements. Neither the Company nor any of its subsidiaries maintain cash management policies or procedures that dictate how funds are transferred. The Company is permitted under the laws of the State of Nevada and its articles of incorporation (as amended from time to time) to provide funding to its subsidiaries through loans or capital contributions. Our subsidiaries are permitted under the respective laws of China, Hong Kong, and the British Virgin Islands to provide funding to us through dividends without restrictions on the amount of the funds, other than as limited by the amount of their distributable earnings. However, to the extent that cash is in our PRC or Hong Kong subsidiaries, there is a possibility that the funds may not be available to fund our operations or for other uses outside of the PRC or Hong Kong in the future due to interventions or the imposition of restrictions and limitations by the PRC or the Hong Kong government on their ability to transfer cash. In addition, if any of our subsidiaries incur debt on their own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us.

As of the date of this Annual Report, our subsidiaries have not experienced any difficulties or limitations on their ability to transfer cash between each other; nor do they maintain cash management policies or procedures dictating the amount of such funding or how funds are transferred. None of our subsidiaries have paid any dividends or other distributions or transferred assets to the Company as of the date of this Annual Report. In the future, cash proceeds raised from overseas financing activities may be transferred by the Company to its subsidiaries via capital contribution or shareholder loans, as the case may be. As of the date of this Annual Report, the Company has not made any transfers, paid any dividends, or made any distributions to U.S. investors. See ” - Cash Flows,” below.

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

There are uncertainties associated with the VIE structure as the PRC has not yet ruled on its legality. Some of those uncertainties are as follows:

(i)	Our contractual arrangements may not be as effective in providing us with operational control, and shareholders of the VIE may fail to perform their obligations under the contractual arrangements.

(ii)	We may incur substantial costs to enforce the terms of the arrangements with the VIE.

(iii)	The legality and enforceability of the contractual arrangements by and between our PRC subsidiary and the VIE have not been tested in a court of law in China.

(iv)	The equity holders, directors, and executive officers of the VIE, as well as our employees who execute other strategic initiatives, may have potential conflicts of interest with our Company.

(v)	There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules regarding the status of our Nevada holding company with respect to the contractual arrangements with the VIE.

(vi)	It is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

(vii)	If we or our VIE is found to be in violation of any existing or future PRC laws or regulations, or fails to obtain or maintain any of the required licenses, permits, registrations, or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures.

(viii)	If the PRC government finds that the agreements that establish the VIE structure for operating our business do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we would be subject to severe penalties or be forced to relinquish our interest in those operations.

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

In connection with the 2020 Transaction, on February 24, 2020, Anna Varlamova resigned from her positions as a director, president, treasurer, and secretary of the Company. Effective February 24, 2020, Kin Chiu Leung, Bi Feng Zhao, Li Wen Chen, Heng Jian Yang, and Zhong Xiong Chen were each appointed to the Board of Directors of the Company. On February 24, 2020, the Board of Directors appointed: (i) Kin Chiu Leung as the Company’s President and Chairman; (ii) Bi Feng Zhao as the chief executive officer; (iii) Li Wen Chen as the chief financial officer and treasurer; and (iv) Jian Li as the Secretary of the Company.

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

David Lazar, a private investor, served as Chief Executive Officer and Chairman of the Company commencing December 9, 2021.

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

In issuing these securities to Cambell International’s stockholders, we relied upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, each of the recipients of the shares certified that he/she/it is not a U.S. Person and is not acquiring the securities for the account or benefit of any U.S. Person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Securities Act.

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

Amendments to Articles of Incorporation

Name Change to Campbell International Holding Corp. Effective as of May 25, 2023, our Board of Directors and majority consenting shareholders signed a joint written consent (the “Campbell Joint Written Consent”), approving an amendment to our articles of incorporation to change our name and trading symbol. The Campbell Joint Written Consent was approved by all members of the Board of Directors and by a majority of our shareholders holding of record an aggregate of 10,406,400 shares of our common stock and our voting preferred stock.

On June 29, 2023, an amendment to the articles of incorporation was filed with the Nevada Secretary of State (the “Campbell Certificate of Amendment”) to effect the change of name from “Bitmis Corp.” to “Campbell International Holding Corp.” (the “Campbell Company Name Change”). On July 10, 2023, the Company filed an issuer notification form with FINRA (the “2023 Issuer Notification”) reflecting the Campbell Company Name Change and requesting a change in its trading symbol from “BITM” to “KAFC” or such other trading symbol as may be available. The Campbell Certificate of Amendment to the Corporation’s Articles of Incorporation was effective as of the date of acceptance by the Secretary of State of the State of Nevada or June 29, 2023.

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

Name Change to Cambell International Holding Corp. Effective as of July 19, 2023, our Board of Directors and majority consenting shareholders signed a joint written consent (the “Cambell Joint Written Consent”), approving an amendment to the articles of incorporation to change the name of the Company and the Company’s trading symbol. The Cambell Joint Written Consent was approved by all members of our Board of Directors and by the majority of our shareholders holding of record an aggregate of 10,406,400 shares of our common stock and our voting preferred stock.

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

The 2023 Issuer Notification was amended to reflect the Name Change to Cambell International Holding Corp. (the “Cambell Company Name Change”). The 2023 Issuer Notification was later withdrawn from FINRA. Subsequently, on August 31, 2024, the Company filed a second Issuer Notification with FINRA (the “2024 Issuer Notification”) reflecting the Cambell Company Name Change and requesting a change in its trading symbol from “BIMT” to “KAFC” or such other trading symbol as may be available. As of the date of this Annual Report, FINRA has not approved the name change or issued a new trading symbol.

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

The Company owns 100% of the issued and outstanding capital stock of Cambell International Holding Limited, which was incorporated on September 23, 2020 under the law of the British Virgin Islands. Cambell International Holding Limited is a holding company holding the following entities:

Win&win Industrial Development Limited	●	A British Virgin Islands company	100%
(“Win&win”)	●	Principal activities: investment holding

BJK Holding Group Limited	●	A Hong Kong company	100%
(“BJK Holding”)	●	Principal activities: investment holding

Baijiakang (LiaoNing) Health Information Consulting Service Co., Ltd	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
(“Baijiakang Consulting”)	●	Principal activities: consultancy and information technology support

LiaoNing KangBaiEr Biotechnology Development Co., Ltd.	●	A PRC limited liability company	VIE by contractual arrangements
(“Liaoning Kangbaier”)	●	Incorporated on September 22, 2015
	●	Principal activities: research and development of extraction processes of natural β - carotene, the planting and harvesting of raw materials, and the production, distribution, marketing, and sales of natural β -carotene health food products.

Doron KangBaier Biotechnology Co. Ltd. (“Doron”)	●	A PRC limited liability company	100% owned by Liaoning Kangbaier
	●	Principal activities: research and support

LiaoNing BaiJiaKang Health Technology Co. Ltd. (“Liaoning”)	●	A PRC limited liability company	100% owned by Liaoning Kangbaier
	●	Principal activities: promotion and support

Liaoning Yongkangda Health Technology Co., Ltd. (“Yongkangda”)	●	A PRC limited liability company	100% owned by Liaoning Kangbaier
	●	Principal activities: promotion and support

Cambell International Holding Limited

Cambell International Holding Limited (“Cambell International”) was incorporated in the British Virgin Islands on September 23, 2020.

On December 30, 2022, Bitmis Corp., now known as Cambell International Holding Corp., entered into the Share Exchange Agreement with Cambell International and the shareholders of Cambell International to acquire all the issued and outstanding capital of Cambell International in exchange for the issuance by Bitmis Corp. of an aggregate of 1,000,000 shares of our common stock to those shareholders (“Reverse Acquisition”). As a condition of closing of the Reverse Acquisition, Ms. Xiaoyan Yuan transferred to the Cambell Shareholders 9,000,000 shares of Bitmis’ series A preferred stock, $0.001 par value per share, (the “Preferred Shares”) owned by her. After the Reverse Acquisition, Cambell International became a wholly-owned subsidiary of Bitmis Corp. on December 30, 2022.

Win&win Industrial Development Company Ltd.

Win&win Industrial Development Company Ltd, a British Virgin Islands company formed on November 3, 2020 (“Win&win”), is a wholly owned subsidiary of Cambell International. Win&win serves as a holding company.

BJK Holding Group Limited

BJK Holding Group Limited, a Hong Kong company, (“BJK Holding”) is a wholly owned subsidiary of Win&win formed on November 30, 2020. Originally incorporated as Yangtze River Holding Group Limited, it changed its name to BJK Holding Group Limited on August 31, 2021. BJK Holding serves as a holding company.

Baijiakang (Liaoning) Health Information Consulting Services Co., Ltd.

Baijiakang (Liaoning) Health Information Consulting Services Co., Ltd. (“Baijiakang Consulting”), a wholly owned subsidiary of BJK Holding, was formed on February 16, 2022 as a limited company pursuant to PRC law. Baijiakang Consulting serves as our WFOE.

Liaoning Kangbaier Biotechnology Development Co., Ltd.

Liaoning Kangbaier Biotechnology Development Co., Ltd. (“Liaoning Kangbaier”), the VIE, was formed under the laws of the PRC on September 22, 2015. We operate our research, development, production, and marketing business of natural B-carotene based nutritional products through Liaoning Kangbaier and its wholly owned subsidiaries, Doron Kangbaier Biotechnology Co. Ltd., Liaoning BaiJiaKang Health Technology Co. Ltd. and Liaoning Yongkangda Health Technology Co, Ltd., in China.

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

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Cambell Interational Holding Corp.
(Nevada)
100%
Cambell International Holding Limited
(BVI)
100%
Win&win Industrial Development Limited
(BVI)
100%
BJK Holding Group Limited
(Hong Kong)
Offshore
100%
Onshore
Liaoning Kangbaier Biotechnology Development Co.,Ltd .(VIE)
(PRC)
Series of Agreements
Baijiakang (Liaoning) Health Information Consulting Service Co.Limited (WFOE)
(PRC)
100%
100%
100%
Doron Kangbaier Biotechnology Co.Ltd
(PRC)
Liaoning Baijiakang Health Technology Co.Ltd
(PRC)
Liaoning Yongkangda Health Technology Co.Ltd
(PRC)

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

Cash Flows

Our Company is a holding company, and we rely on dividends and other distributions on equity paid by our Hong Kong and China subsidiaries for our cash and financing requirements. Any funds we may transfer to Baijiakang Consulting, either as a loan or as an increase in registered capital, are subject to approval by or registration with relevant government authorities in China, regardless of the amount of the transfer. According to the relevant PRC regulations, capital contributions to our PRC subsidiary are subject to the submission of reports of changes through the enterprise registration system and registration with a local bank authorized by SAFE. In addition, any foreign loan procured by our PRC subsidiary is required to be registered with SAFE, and such loan is required to be registered with the NDRC. We may not be able to complete such registrations or obtain necessary approvals on a timely basis with respect to future capital contributions or foreign loans by us to our PRC subsidiary. If we fail to complete such registration or other procedures, our ability to maintain our corporate structure while capitalizing our PRC subsidiary’s operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

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

After investors’ funds enter the Company, the funds can be directly transferred to Cambell International in accordance with the laws of the State of Nevada, which will then directly transfer the funds to Win&win in accordance with the laws of the British Virgin Islands. Win&win can then transfer the funds to BJK Holding, which can subsequently transfer the funds to Baijiakang Consulting. If the Company intends to distribute dividends, Baijiakang Consulting will transfer funds received from Baijiakang Consulting, the VIE, as dividends to BJK Holding in accordance with the laws and regulations of China. BJK Holding will then transfer the funds to Win&win in accordance with the laws of Hong Kong, Win&win will transfer the funds to Cambell International, and Cambell International will then transfer the funds to the Company in accordance with the laws of the BVI. The Company will then distribute the dividends to all of its shareholders respectively in proportion to the shares they hold in accordance with the laws and regulations of the State of Nevada, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

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

Neither the Company nor its Hong Kong subsidiary or its PRC subsidiary have paid dividends or made distributions to U.S. investors. No funds have been transferred by the holding companies to the Hong Kong subsidiary, the PRC subsidiary, or the VIE for the fiscal years ended June 30, 2023 or 2024, and through the date of this Annual Report, to fund their business operations. In the future, any cash proceeds raised from overseas financing activities may be transferred by us to our Hong Kong or PRC subsidiaries via capital contribution or shareholder loans, and to Baijiakang Consulting as loans.

See “Condensed Consolidating Schedule,” below, and “Item 8. Financial Statements and Supplementary Data - Consolidated Financial Statements and Footnotes” on page 100 of this Annual Report.

Condensed Consolidating Schedule

Set forth below is the condensed consolidated balance sheet information as of June 30, 2024 and 2023, condensed consolidated statements of operations and cash flows for the fiscal years ended June 30, 2024 and 2023, and showing financial information for the parent company, Cambell International Holding Limited, the non-VIE subsidiaries (as defined below), the VIE (as defined below), eliminating entries, and consolidated information (in dollars). In the tables below, the column headings correspond to the following entities in the organizational diagram on page 12.

For the purposes of this section:

“Parent entity” refers to Cambell International Holding Corp.

“Non-VIE subsidiaries” refers to the following entities:

●	Win&win Industrial Development Limited (“Win&win”)

●	BJK Holding Group Limited (“BJK Holding”)

●	Baijiakang (Liaoning) Health Information Consulting Services Co. Ltd. (“Baijiakang Consulting”)

“VIE” refers to the following entities:

●	LiaoNing KangBaiEr Biotechnology Development Co., Ltd. (“Liaoning Kangbaier”)

Condensed Consolidated Balance Sheets

As of June 30, 2024

	Parent	Non-VIE Subsidiaries Consolidated	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$-	$113,432	$-	$113,432
Prepayments	-	-	8,175	-	8,175
Other receivables, net	-	-	156,594	-	156,594
Amounts due from related parties	-	-	13,898	-	13,898
Inventories, net	-	-	719,315	-	719,315
Intercompany receivables-current	-	-	50	(50)	-
Total Current Assets	-	-	1,011,464	(50)	1,011,414
Operating lease right-of-use assets, net	-	-	105,614	-	105,614
Property, plant and equipment, net	-	-	24,251	-	24,251
Total Non-current Assets	-	-	129,865	-	129,865
Total assets	-	-	1,141,329	(50)	1,141,279
Accounts payable	-	-	488	-	488
Payroll payable	-	-	67,643	-	67,643
Tax payable	-	-	47,215	-	47,215
Operating lease liability - current	-	-	67,055	-	67,055
Other payables	68,542	-	49,430	-	117,972
Amounts due to related parties	18,000	-	4,447,669	-	4,465,669
Intercompany payables	-	50	-	(50)	-
Total current liabilities	86,542	50	4,679,500	(50)	4,766,042
Operating lease liability - non-current	-	-	66,685	-	66,685
Total non-current liabilities	-	-	66,685	-	66,685
Total Liabilities	86,542	50	4,746,185	(50)	4,832,727
Total Shareholders’ Deficit	(86,542)	(50)	(3,604,856)	-	(3,691,448)
Total Liabilities and Shareholders’ Deficit	-	-	1,141,329	(50)	1,141,279

As of June 30, 2023

	Parent	Non-VIE Subsidiaries Consolidated	VIE	Elimination Entries and Reclassification Entries	Consolidated
Cash and cash equivalent	$-	$-	$286,272	$-	$286,272
Accounts receivable, net	-	-	25,444	-	25,444
Prepayments	-	-	107,613	-	107,613
Other receivables, net	-	-	36,740	-	36,740
Amounts due from related parties	-	-	19,219	-	19,219
Inventories, net	-	-	369,327	-	369,327
Total Current Assets	-	-	844,615	-	844,615
Property, plant and equipment, net	-	-	48,806	-	48,806
Total Non-current Assets	-	-	48,806	-	48,806
Total assets	-	-	893,421	-	893,421
Accounts payable	-	-	16,541	-	16,541
Advance from customers	-	-	347,429	-	347,429
Payroll payable	-	-	16,212	-	16,212
Tax payable	-	-	44,416	-	44,416
Other payables	-	-	63,651	-	63,651
Amounts due to related parties	-	-	3,421,327	-	3,421,327
Total current liabilities	-	-	3,909,576	-	3,909,576
Total Liabilities	-	-	3,909,576	-	3,909,576
Total Shareholders’ Deficit	-	-	(3,016,155)	-	(3,016,155)
Total Liabilities and Shareholders’ Deficit	-	-	893,421	-	893,421

Intercompany receivables from non-VIE entities and intercompany payables to VIE represent a loan to non-VIE entities for working capital purposes.

Condensed Consolidated Statements of Operations Data

As of June 30, 2024

	For the year ended June 30, 2024
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$134,531	$-	$134,531
Cost of revenue and related tax	-	-	129,725	-	129,725
Gross profit	-	-	4,806	-	4,806
Total operating expenses	86,542	50	608,013	-	694,605
Loss from operations	(86,542)	(50)	(603,207)	-	(689,799)
Other income, net	-	-	5,802	-	5,802
Loss before income tax	(86,542)	(50)	(597,405)	-	(683,997)
Income tax expense	-	-	(987)	-	(987)
Net Loss	(86,542)	(50)	(598,392)	-	(684,984)

As of June 30, 2023

	For the year ended June 30, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated Totals
Revenue	$-	$-	$463,076	$-	$463,076
Cost of revenue and related tax	-	-	371,455	-	371,455
Gross profit	-	-	91,621	-	91,621
Total operating expenses	-	-	1,204,089	-	1,204,089
Loss from operations	-	-	(1,112,468)	-	(1,112,468)
Other income net	-	-	16,190	-	16,190
Loss before income tax	-	-	(1,096,278)	-	(1,096,278)
Income tax benefit	-	-	391	-	391
Net loss	-	-	(1,095,887)	-	(1,095,887)

Condensed Consolidated Schedule of Cash Flows

As of June 30, 2024

	For the year ended June 30, 2024
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net cash used in operating activities	$(18,000)	$-	$(705,966)	$-	$(723,966)
Net cash used in investing activities	-	-	(16,977)	-	(16,977)
Net cash provided by financing activities	18,000	-	550,117	-	568,117
Effect of exchange rate fluctuation on cash	-	-	(14)	-	(14)
Net change in cash	-	-	(172,840)	-	(172,840)
Cash at beginning of the period	-	-	286,272	-	286,272
Cash at end of the period	-	-	113,432	-	113,432

As of June 30, 2023

	For the year ended June 30, 2023
	Parent Only	Non-VIE Subsidiaries Consolidated	VIE	Eliminating adjustments	Consolidated

Net cash used in operating activities	$-	$-	$(9,570,964)	$-	$(9,570,964)
Net cash used in investing activities	-	-	(1,175)	-	(1,175)
Net cash provided by financing activities	-	-	9,674,141	-	9,674,141
Effect of exchange rate fluctuation on cash	-	-	(19,734)	-	(19,734)
Net change in cash	-	-	82,268	-	82,268
Cash at beginning of the period	-	-	204,004	-	204,004
Cash at end of the period	-	-	286,272	-	286,272

Our Business

Overview

We are a U.S. holding company incorporated in Nevada on June 6, 2016, which operates through our wholly owned subsidiary, Cambell International, a company incorporated in the British Virgin Islands on September 23, 2020. Cambell International, through a series of wholly owned subsidiaries incorporated in the British Virgin Islands, Hong Kong, and the PRC, conducts our operations through our VIE established in the People’s Republic of China. We do not have any equity ownership in the VIE; instead, we control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements, or “VIE Agreements,” which are used to replicate foreign investment in China-based companies where Chinese law has certain restrictions on direct foreign investment in the Chinese operating companies.

Our China-based VIE, Liaoning Kangbaier, and its subsidiaries are focused on research and development of extraction processes of natural β -carotene, as well as the production, distribution, marketing, and sales of natural β -carotene health food products. Natural β -carotene is a safe source of vitamin A, which is an essential nutrient important for vision, growth, cell division, reproduction, and immunity. Natural β -carotene also has antioxidant properties that offer protection from diabetes, heart disease, and cancer.

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

To address this demand and market potential, we developed a line of natural β -carotene health products, including natural β -carrot juice, natural β -carrot powder, and natural β -carotene noodles. We are continuing to develop a variety of carotene products, such as carotene milk, carotene biscuits, carotene jelly, carotene enzyme, and others. These products are distributed, marketed, and sold in China through sales companies, regional agents, and our franchised Baijiakang Healthy Lifestyle Supermarket.

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

Well Established Distribution Network

We have a stable and well-established distribution network, which has helped us grow our sales and expand our market share. Our distribution network consists of sales companies, regional agents, and Baijiakang Healthy Lifestyle Supermarkets that are being developed on a franchise model. These markets provide a comprehensive platform for one-stop shopping, physiotherapy, and health services for the middle-aged and elderly. We are constantly looking to add qualified and reputable distributors to our network and have built long-term relationships with a number of them.

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

Expand Product Offerings by Adding New Products

We believe that there are opportunities for us to expand our sales by adding additional natural products to our product offerings.

Enhance Our Distribution Network

As of the date of this Annual Report, our products have been sold in eight provinces and cities nationwide. We plan to cooperate with more institutions and well-known enterprises as well as to add more local agents to further strengthen and expand our distribution network and supermarket chains and expand our market to other parts of China.

Improve Brand Awareness

We intend to develop brand awareness by promoting our products and expanding our marketing by offering our products as health products or nutritional supplements (“Little Blue Cap”) and selling our products to more chain stores and agents in China.

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

Our Products and Markets

We, through our China-based VIE, Liaoning Kangbaier, and its subsidiaries, produce, market, and sell natural β -carotene-based health products. Natural β -carotene is a safe source of vitamin A and has high nutritional and medicinal value. A substantial amount of scientific research data, obtained through clinical trials at home and abroad, have verified that natural β -carotene plays a significant role in supplementing vitamin A, acts as an antioxidant, maintains cell vitality, assists in cancer prevention, vision protection, blood glucose regulation, body immunity improvement, intestinal microecological protection, cardiovascular and cerebrovascular disease prevention, may delay the effects of aging, and provides other physical benefits.

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

We have developed new healthy products of natural β -carotene series of health products, including natural β -carrot juice, natural β -carrot powder, and natural β -carotene noodles. In the future, we plan to develop a variety of other forms of carotene products, such as carotene milk, carotene biscuits, carotene jelly, carotene enzyme, and others, so that carotene products will become a staple of the Chinese diet.

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

Following the acceptance, selection, and procurement of raw materials, the carrots first undergo two cleanings, and then are, peeled, cooked, pulped, and homogenized into carrot juice. Using the nonenzymatic method to fully destroy the interstitium and using the physical method to separate the cell space and eventually completely break down the cell wall, our carotene nucleic acid material separation process takes the β -carotene extraction rate from 25% in the traditional process to 65% – 70% in our process. In the filling process, a three-in-one cold and hot filling system is adopted. The filling operation is smooth and fast. During the filling process, the inspection related personnel monitor each link in time and use aseptic high-temperature filling. After the filling, the sterilization can effectively avoid the secondary contamination of the bottle mouth. The whole process is highly automated, with only a small part adjustment to achieve the conversion of parallel.

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

For the years ended June 30, 2024 and 2023, our revenue is $134,531 and $463,076, respectively. For the years ended June 30, 2024 and 2023, the market repeat purchase rate is approximately 70% and 80% resepectively. According to the consumer satisfaction survey in recent years, the satisfaction index of carotene series products is relatively high. According to consumer feedback, the product is excellent in improving vision, digestion, and immunity and in reducing the pain of chemoradiotherapy. Our products are mainly sold in the form of solid and liquid drinks.

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

While we strictly control the quality of our products, we will also continue to enrich the product categories. We will target the mass consumer market, covering different groups such as infants, young and middle-aged, and the elderly. We cooperated with renowned health product business partners and organizations to develop a variety of products. As of June 30, 2024, we have made some achievements. Through cooperation with China Polypeptide Industry Group and Natural Products Laboratory of Henan Academy of Science, we succeeded in developing powder drinks of complex small molecule peptide and concentrate drinks of hawthorn & malt, all of which have been put on the market. We are committed to the development of peptide products and other new products with carrot-based raw materials. In the future, through international product certification, we intend to enter the global market.

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

Quality Certifications and Accreditations

In a continuous effort to meet various international production and quality manufacturing standards, Liaoning Kangbaier has obtained ISO and JIS certificate certifications: (i) to show evidence of high quality manufacturing standards applied to the production and management processes; and (ii) to access domestic and foreign markets. Our management believes that maintaining objectively verifiable quality standards fosters consumer confidence and loyalty and maximizes customer satisfaction and recognition.

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

Sales and Marketing

In December 2019, the Ministry of Commerce and 13 other departments issued “guidance on promoting the brand chain convenience store to speed up the development” in an effort to improve the urban public service infrastructure, increase the accessibility of convenience stores, optimize the convenience store business environment, promote convenience store brands, chains, and intelligent development, increase the role of the convenience store in serving people’s quest for better health, and promote consumption.

In May 2021, the Ministry of Commerce and 12 other departments issued “opinions on promoting the construction of 15-minute urban convenient life circles,” which proposed that the residents of a community should be able to obtain the necessities of daily living within a service radius of a quarter of an hour walk from their homes.

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

We collect agency fees from agents at all levels across the country and we collect franchise fees from Baijiakang Healthy Lifestyle Supermarkets nationwide, which sell our products nationwide.

As of June 30, 2024, we have more than 5 sales companies, 13 agents, and 158 Baijiakang Healthy Lifestyle Supermarkets, including 11 BaiJiaKang flagship stores and 147 community stores. As of June 30, 2023, we had more than 5 sales companies, 15 agents, and 55 Baijiakang Healthy Lifestyle Supermarkets, including 13 BaiJiaKang flagship stores and 42 community stores. These stores are concentrated in Shenyang City, Fushun City, Panjin City, Fuxin City, Inner Mongolia Autonomous Region, Liaoyang City, Anshan City, Kaiyuan City, Yingkou City, and Jilin City, as well as in Jilin, Hebei, Shandong, and Guangxi Provinces.

According to the Company’s statistics, the average number of members of each flagship store is 1,000, the average number of members of each community store is 350, and the total number of members is about 62,450. Some of our agents and franchisees are also recruited from among our members. When our members have improved their physical health after experiencing our products and services, they oftentimes are willing to establish a deeper partnership with us, which also enhances the relationship between us and our members as well as the relationship between us and our agents and Baijiakang Healthy Lifestyle Supermarkets.

We provide marketing plans, sales support, and personnel training for all Baijiakang Healthy Lifestyle Supermarkets using our extensive sales network, which has effectively promoted our sales and enhanced our brand image.

As of June 30, 2024, the expansion of our business has not met our expectations. The company is trying to make business adjustments and upgrade the project functions. We intend to restructure our over 150 franchised chain stores into directly-operated stores. This strategic measure aims to strengthen the brand influence and ensure the consistency of service quality by optimizing resource allocation. Meanwhile, the company is taking steps to introduce more advanced equipment and technologies for further market demands. We firmly believe that through these efforts, the company will be able to overcome the current challenges and achieve more stable development.

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

We believe that our ability to compete depends on many factors some of which are out of our control, including:

●	promotion of agriculture by applying scientific and technological advances

●	Large-scaleplanting base;

●	continuous R & D investment and continuous technological innovation;

●	stable R & D team;

●	excellent professional management team;

●	continuous marketing and promotion;

●	market-oriented adjustment of the product structure;

●	consumer trust and loyalty to our products; and

●	our brand advantage over our competitors in the market.

We also work with the following regional and globally renowned business partners and health organizations to develop healthy products:

●	Hong Xinghua, a researcher from Shijiazhuang Institute of Agricultural Modernization, Chinese Academy of Sciences, to create a production project with high carotene content;

●	China Polypeptide Industry Group, the first polypeptide research base in China, the forward-looking leader in China’s polypeptide industry and the most professional polypeptide application commercial organization in Asia, to develop carrot based peptide products;

●	Professor Zhu Beiwei of Dalian University of Technology, devoting to develop fruit and vegetable deep processing products; and

●	Nature Products Laboratory, a provincial key lab of Henan Academy of Sciences, to develop healthy drinks from nature products.

As of June 30, 2024, we succeeded in developing powdered drinks of complex small molecule peptide with China Polypeptide Industry Group and concentrate drinks of hawthorn & malt with Henan Academy of Sciences Laboratory.

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

According to the above-mentioned article published by HKTDC in September 2022, the government of the People’s Republic of China has progressively encouraged its civilians to lead healthy lifestyles and minimize diseases so as to lengthen life expectancy for its people and it introduced the “Healthy China Initiative 2019-2030” in 2019. Intelligence Research Group indicated that sales of health food in mainland China rose by 8.2% in 2021, and that the health food market in mainland China represented 17.8% of global sales in that year and was the second largest health food market in the world. The market for health food in this territory is expected to grow by 6% annually from 2021 through 2025.

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

In order to protect our intellectual property rights, we have filed trademark registration, patent applications and software copyright in China, including but not limited to the following:

Trademark applications

Brand Name	Figure	Trademark No	Trademark category
Kangbaier		1666988 30505039 70248780	32 30 29
Ao Wei Jian AWAYK	Text without graphics	10502470	30
AWAYK; Ovian Health	Text without graphics	4614729	30
Eagle bright god jiongjiong	Text without graphics	41401770	5
BaiJia kang garden	Text without graphics	67601794	44
BaiJia kang garden	Text without graphics	67621263	35
Di Jia Yi		10632330 30510538 30510553	32 5 30

Patent filings

Country	Patent Number	Patent Name	Proposer
China	ZL202323390978.7	A device used for R&D testing	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	ZL202323245763.6	A refrigerator shelf used for products sales	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	ZL202323107568.7	A water treatment device used for cleaning processing	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	ZL202323269383.6	A device used for baking processing	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	ZL202322623015.0	A device used for mixing the raw materials	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	ZL202420130205.0	Packaged sales rack	Liaoning Kangbaier Biotechnology Development Co., Ltd.

Software copyrights

Country	Registration Number	Software Name	Proposer
China	2023SR0097942	Medical device sales promotion system V1.0	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	2023SR0156409	Food sales safety quality management system V1.0	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	2023SR0156410	Medical device sales accounting system V1.0	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	2023SR0173731	Real-time warehouse management system V1.0	Liaoning Kangbaier Biotechnology Development Co., Ltd.
China	2023SR0173733	Sales logistics and transportation management system V1.0	Liaoning Kangbaier Biotechnology Development Co., Ltd.

While we highly value our intellectual properties and related assets, we do not believe that our market position and competitiveness are heavily dependent on them, or that our operations are dependent upon any single patent or group of related patents to manufacture our products. We nevertheless face intellectual property-related risks.

Insurance

Liaoning Kangbaier and its subsidiaries maintain certain insurance policies to safeguard against risks and unexpected events. For example, Liaoning Kangbaier and its subsidiaries provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance, and medical insurance for employees. Liaoning Kangbaier and its subsidiaries also maintain property insurance for fixed assets and inventories. Liaoning Kangbaier and its subsidiaries are not required to maintain business interruption insurance or product liability insurance in China under PRC laws and do not maintain key man insurance, insurance policies covering damages to network infrastructures or information technology systems, nor any insurance policies for properties. During the fiscal years 2024 and 2023, Liaoning Kangbaier and its subsidiaries did not file any material insurance claims in relation to their businesses.

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

PRC Licenses for Food Manufacturers and Operators

Pursuant to the Food Safety Law, China implemented a licensing system for food production and operations. A person or a legal person who engages in food production, food selling, or catering services shall obtain a Food Production License and/or Food Operation License from the food safety administrations of local people’s governments at the county level or above in accordance with the law. Our Food Operation License was issued by the Market Regulation Bureau of Xinglongtai District from Panjin City. This license remains effective and valid as of date of this filing.

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

Competition Law

Pursuant to the Anti-unfair Competition Law of the People’s Republic of China (the “Competition Law”), as amended and effective in April 2019, business operators shall abide by the principles of voluntariness, equality, fairness, honesty, and credibility, comply with laws and business ethics, and shall not conduct any act that disrupts the order of market competition or causes damage to the lawful rights and interests of other operators or consumers in violation of the Competition Law. Violations of the Competition Law may result in civil liability, the imposition of fines, and, in serious cases, revocation of the operator’s business license as well as criminal liability.

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

The business scope of our China-based VIE, Liaoning Kangbaier, and its subsidiaries are focused on the research and development of extraction processes of natural β -carotene, as well as the production, distribution, marketing, and sales of natural β -carotene health food products. Natural β -carotene is a safe source of vitamin A, which is an essential nurturant important for vision, growth, cell division, reproduction and immunity. As of the date of this Annual Report, Liaoning Kangbaier’s online sales services fall into the value-added telecommunications services which is considered restricted. To comply with PRC laws and regulations, we conduct our online sales services in China through Liaoning Kangbaier, based on the VIE structure and a series of VIE Agreements by and among WFOE, Liaoning Kangbaier, and its registered shareholders.

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

As of June 30, 2024, we held eleven registered trademarks in China, for which we enjoy the corresponding registration rights.

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

As of June 30, 2024, we had six software copyrights with the Patent Administration Department of the PRC.

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

As of June 30, 2024, we had one patent with the Patent Administration Department of the PRC. As of the date of this filing, we have eight patents with the Patent Administration Department of the PRC. To our knowledge, we do not violate the existing patent rights of any third party.

Regulations on Domain Names

The Ministry of Industry and Information Technology of the PRC, or the MIIT, promulgated the Measures on Administration of Internet Domain Names, or the Domain Name Measures, on August 24, 2017, which took effect on November 1, 2017, and replaced the Administrative Measures on China Internet Domain Name promulgated by the MIIT on November 5, 2004. According to the Domain Name Measures, the MIIT is in charge of the administration of PRC internet domain names. The domain name registration follows a first-to-file principle. Applicants for registration of domain names shall provide true, accurate, and complete information of their identities to domain name registration service institutions. The applicant will become the holder of such domain names upon completion of the registration procedure.

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

Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same date as the issuance of the Trial Measures, the CSRC circulated No. 1 to No. 5 Supporting Guidance Rules, the Notes on the Trial Measures, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC, or collectively, the Guidance Rules and Notice. The Trial Measures, together with the Guidance Rules and Notice, reiterate the basic supervision principles as reflected in the Draft Overseas Listing Regulations by providing substantially the same requirements for filings of overseas offerings and listings by domestic companies, yet made the following updates compared to the Draft Overseas Listing Regulations: (i) further clarification of the circumstances prohibiting overseas issuance and listing; (ii) further clarification of the standard of indirect overseas listing under the principle of substance over form; and (iii) adding more details of filing procedures and requirements by setting different filing requirements for different types of overseas offerings and listings.

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

Small-scale and low-profit enterprises that meet certain conditions are subject to a 10% income tax rate. According to Notice 13 (2022) on Implementing the Policy of Inclusive Tax Relief for Small and Micro Enterprises issued by the Ministry of Finance and State Administration of Taxation on March 14, 2022 that become effective from January 1, 2022 to December 31, 2024, in order for an enterprise to qualify as a small-scale and low-profit enterprise, its annual taxable income must not be more than RMB3 million; its number of employees must not exceed 300; and its total assets must not exceed RMB50 million. A qualified small-scale and low-profit enterprise can enjoy a reduced income tax rate of 5%, as compared with a general income tax rate of 25%, on annual taxable income not exceeding RMB3 million.

Baijiakang Consulting qualifies as a small scale and low-profit enterprise and is subject to the following income tax rates:

Annual taxable income	Corporate Income tax rate

Not more than RMB3 million	5%
Exceeding RMB3 million	25%

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

According to notice No. 19 (2023), the VAT small-scale taxpayers with monthly sales of less than RMB100,000 are exempt from VAT. The implementation date of this paper is from January 1, 2023 to December 31, 2027.

Baijiakang Consulting currently pays a value-added tax of 1%.

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

Any company that conducts business in the PRC must have a business license that covers the scope of the business in which such company is engaged. Following the Share Exchange, we conduct our business through our control of Liaoning Kangbaier. Each of Doron Kangbaier and Liaoning holds a business license that covers its present business.

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

The business license of Liaoning was issued on April 16, 2021. The scope of registered business of Liaoning includes research and manufacture and sale of carrot-related beverages.

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

Our ability to continue as a going concern depends on our ability to raise additional financing. The company makes great efforts to raise funds to maintain the operation of the company. The company intends to establish an investment and financing department and formulate merger and acquisition system. We are committed to promoting the company’s capital operation and leveraging the power of capital to achieve leapfrog development. In case of capital needs, the company will consider raising funds through equity financing or debt financing.

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

The Company incurred net losses during the fiscal years ended June 30, 2024 and 2023 and may incur losses again in the future.

The Company was dormant until December 2022. During the fiscal years ended June 30, 2024 and 2023, we incurred negative cash flow and losses from operations and experienced net losses in the amount of $684,984 and $1,095,887, respectively. There can be no assurance that the Company will not continue to experience negative cash flow and losses from operations, which could result in a loss of your entire investment in the shares of common stock.

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

A disruption, termination, or alteration of the supply of raw materials due to natural disasters, political and economic turmoil, or widespread disease or pandemics (such as the COVID-19 pandemic) could materially adversely affect the sales of our products.

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

We cannot predict if or when a natural disaster, political and economic turmoil, or widespread disease or pandemic (such as the COVID-19 pandemic) may occur or how long it may take for any such outbreaks to be contained or for the effects of any such disaster to be rectified. We also cannot predict the effect that any such event would have on our supply of raw materials and, therefore, what impact any such event may have on our operations. If the PRC or any of the other Southeast Asian countries experience a major resurgence of COVID-19 or if another pandemic or a significant natural disaster were to occur in the future, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Increases in the price of raw materials or impact of currency value fluctuations could impact our ability to sustain and grow earnings.

Our manufacturing processes consume substantial amounts of raw materials, the costs of which may be subject to supply and demand factors, as well as other factors beyond our control such as financial market trends. Raw material price fluctuations may adversely affect our results of operations.

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

Our inability to obtain sufficient additional financing would have a material adverse effect on our ability to implement our business plan and, as a result, could require us to significantly curtail or potentially cease our operations. As of June 30, 2024, we had cash of $113,432, total current assets of $988,173, and total current liabilities of $4,767,386. We may need to engage in capital-raising transactions in the near future. Such financing transactions may well cause substantial dilution to our shareholders and could involve the issuance of securities with rights senior to the outstanding shares. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company, and the likelihood of the success of its business model and offering terms. There is no assurance that we will be able to obtain any such additional capital through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all.

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

On May 7, 2024, the CSRC issued the Guidelines of Regulatory Rules Application -- Overseas Offering and Listing No. 7 (“Guideline No. 7”) which indicates that domestic companies that submitted an application to transfer from an overseas over-the-counter market to list on an exchange prior to the effective date of the Trial Measures (March 31, 2023), but that have not yet received approval from the overseas regulator or stock exchange, shall file with the CSRC before their offering and listing procedures are completed. Accordingly, if we were to decide to conduct a U.S. public offering in the future or to uplist our securities from the OTC Markets to an exchange, such as Nasdaq, we would be required to file with the CSRC before our offering or listing were completed.

In addition, on February 24, 2023, the CSRC and other PRC governmental authorities jointly revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued in 2009 (the “Provisions”). The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023, together with the Trial Measures. One of the major revisions in the revised Provisions is the expansion of their application to cover indirect overseas offerings and listings, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (i) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies shall first obtain approval from competent authorities according to law and file with the secrecy administrative department at the same level; and (ii) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. On or after March 31, 2023, any failure or perceived failure by the Company and its subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities and referred to the judicial branch to be investigated for criminal liability if suspected of committing a crime.

The Trial Measures and the revised Provisions may subject us to additional compliance requirements in the future if we should undertake a public offering or a refinancing, as there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, and we cannot assure you that we will be able to comply with all the new regulatory requirements of the Trial Measures, the revised Provisions, or any future implementing rules on a timely basis, or at all. Any failure by us to fully comply with the new regulatory requirements, including but not limited to the failure to complete the filing procedures with the CSRC, may significantly limit or completely hinder our ability to offer or continue to offer our shares of common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our shares of common stock to significantly decline in value or become worthless.

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

Changes in international trade policies, tariffs and rising political tensions, particularly between the U.S. and China, may adversely impact our business and operating results.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. In particular, the U.S. administration has advocated for and taken steps toward restricting trade in certain goods, particularly from China. China and the U.S. have implemented certain increasingly protective trade measures with continuing trade tensions, including significant tariff increases, between these countries.

The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us by negatively impacting our potential customers’ discretionary income. Furthermore, the imposition of tariffs could have a negative impact on our supply chain and on demand for our products and, thus, could have a material adverse impact on our business and results of operations.

The enactment of the Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong subsidiary, and the market price for our shares could be adversely affected by increased tensions between the United States and China.

Recently there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (HKSAR). This law defines the duties and government bodies of the HKSAR for safeguarding national security and four categories of offences-secession, subversion, terrorist activities and collusion with a foreign country or external elements to endanger national security-and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including former HKSAR chief executive Carrie Lam and current HKSAR chief executive John Lee. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under the HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong like our Hong Kong subsidiary. If we or our Hong Kong or PRC subsidiaries are determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position, and results of operations could be materially and adversely affected. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our common stock could be adversely affected.

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

Changes in the policies, regulations, and rules, and the enforcement of laws of the PRC government may be implemented quickly with little advance notice and could have a significant impact upon our Operating Subsidiary’s ability to operate profitably in the PRC. The PRC legal system also embodies uncertainties, which could limit law enforcement availability. Therefore, our assertions and beliefs of the risk imposed by the PRC legal and regulatory system cannot be certain.

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

A substantial amount of our assets are located in China, and revenue is currently derived from our Operating Subsidiary’s operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to economic, political, and legal developments in China.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollars without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

In April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

Recently, there have been heightened tensions in the economic and political relations between the United States and China. On June 30, 2020, the Standing Committee of the PRC National People’s Congress issued the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region (HKSAR). This law defines the duties and government bodies of the HKSAR for safeguarding national security and four categories of offences-secession, subversion, terrorist activities and collusion with a foreign country or external elements to endanger national security-and their corresponding penalties. On July 14, 2020, U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020 the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions such as those provided in the HKAA is in practice discretionary and highly political, especially in a relationship as extensive and complex as that between the United States and China. It is difficult to predict the full impact of the HKAA on Hong Kong and companies like the Company. Furthermore, legislative or administrative actions in respect of Sino-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our common stock could be adversely affected.

As the market price of our common stock is currently below $5.00 per share, we may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

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

There can be no assurance that the market price of our common stock will rise to $5.00 per share or that we would qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

We have identified material weaknesses in our internal control over financial reporting. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) we had limited controls over information processing; (ii) we had inadequate segregation of duties; (iii) we did not have a formal audit committee with a financial expert; and (iv) we did not have sufficient formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States, or GAAP, and SEC guidelines.

Although our financial statements are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions, nor do we have an audit committee with a financial expert to liaise with our auditors. In the future, we intend to appoint three independent directors, at least one of whom the Board would determine to be qualified as a financial expert under the applicable SEC rules, and to form an audit committee to be comprised of those three independent directors.

Even if we develop effective internal controls over financial reporting, such controls may become inadequate due to changes in conditions, or the degree of compliance with such policies or procedures may deteriorate, which could result in the discovery of additional material weaknesses and deficiencies. In any event, the process of determining whether our existing internal control over financial reporting is compliant with Section 404 of the Sarbanes-Oxley Act (“Section 404”) and is sufficiently effective requires the investment of substantial time and resources by our senior management. As a result, this process may divert internal resources and take a significant amount of time and effort to complete. In addition, we cannot predict the outcome of this process and whether we will need to implement remedial actions in order to establish effective controls over financial reporting. The determination of whether our internal controls are sufficient and any remedial actions required could result in our incurring additional costs that we did not anticipate, including the hiring of additional outside consultants. We may also fail to timely complete our evaluation, testing, and any remediation required to comply with Section 404.

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

As our independent registered public accounting firm’s audit documentation related to their audit reports for the Company is located in China, our shares of common stock could be prohibited from trading on a U.S. exchange.

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

Effective as of June 14, 2025, we engaged GGF, which is headquartered in the PRC, as our new independent registered public accounting firm. Based on the PCAOB’s current position and China’s compliance with the SOP, we do not expect to be affected by the HFCAA at this time. However, should PRC authorities fail to facilitate the PCAOB’s access in the future and if such lack of inspection were to extend for the requisite period of time under the HFCAA, the PCAOB may consider the need to issue a new determination, which may affect our ability to maintain the listing of our securities on a U.S. national securities exchange, including Nasdaq, and the trading of them in the over-the-counter trading market.

In addition, if the PCAOB should, in the future, not be allowed to inspect or investigate completely registered public accounting firms headquartered in China, our investors would be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections, and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. Also, we cannot assure you that U.S. regulatory authorities will not apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our shares of common stock to be materially and adversely affected.

We are a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements available to “smaller reporting companies” will make our common shares less attractive to investors.

We are a “smaller reporting company.” For as long as we continue to be an “smaller reporting company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and being subject to certain reduced disclosure requirements. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 1C. CYBERSECURITY

The Company has adopted a cybersecurity risk policy governing the establishment and application of certain procedures and safeguards to identify potential cybersecurity risks and, in the event of a cybersecurity breach, the protocol for disclosing to the Securities and Exchange Commission, including possible remedies. We review cybersecurity risk as part of our overall risk-management program. This ensures that cybersecurity risk management remains a meaningful priority in our business strategy and operations. Our risk management strategy for cybersecurity generally includes:

1.	Identification: We aim to proactively identify the manners in which our business could be materially impacted by cybersecurity risks.

2.	Assessment: We periodically assess our risks relating to cybersecurity threats, including risks relating to our reliance on third parties. In so doing, we consider the likelihood and impact that could result from the manifesting of such risks, together with the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

3.	Management: If deemed appropriate, we design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures.

We presently do not engage third parties to assist with evaluating the effectiveness of our risk-management and cybersecurity practices. The Company did not have any material cybersecurity breaches during the fiscal year ended June 30, 2024.

Our criteria for determining the materiality of cybersecurity incidents includes assessing potential or actual financial impacts, reputational damage, and operational disruptions. In the event of a cybersecurity incident, all material and known facts would be recorded, including their nature, scope, and financial implications; and Form 6-K filings required in relation to any material cybersecurity incident would be prepared and timely filed (with any reasons for delayed disclosures being documented in writing). The Company believes these steps will help ensure compliance with SEC requirements and maintain overall stakeholder confidence in the Company.

Our Board of Directors is the governance body involved in, and ultimately responsible for, cybersecurity oversight. Our sole director and Chief Financial Officer does not have any particular experience in cybersecurity matters.

In the event of a cybersecurity concern or event, our incident response approach would have our Chief Financial Officer report to our legal counsel.

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

Leased Real Property

Baijiakang Consulting and its VIE, Liaoning Kangbaier, have entered into various lease arrangements in Panjin, the PRC, for their office and manufacturing spaces, which they believe are adequate and suitable for their current operations:

Property rental details
	Location (within the Group Hospital)	Area (m 2)	use
1	Zhaojia # 1-17-1, Xinglongtai District, Panjin City	600	storehouse
2	Zhaojia # 1-17-1, Xinglongtai District, Panjin City	1,800	Office building (including WOFE)
3	Zhaojia # 1-17-1, Xinglongtai District, Panjin City	400	dormitory building
	Amount to	2,800

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

	High	Low
Fiscal Year 2023
Quarter ended September 30, 2022	4.99	4.99
Quarter ended, December 31,2022	4.99	4.99
Quarter ended March 31, 2023	4.99	4.99
Quarter ended June 30, 2023	5.00	4.99

Fiscal Year 2024
Quarter ended September 30, 2023	5.00	5.00
Quarter ended December 31, 2023	2.15	2.15
Quarter ended March 31, 2024	4.01	4.01
Quarter ended June 30, 2024	3.77	3.77

(1)	Data derived from www.otcmarkets.com.

Holders

As of June 30, 2024, there were 17 registered holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2024, the Company has not adopted any equity compensation plan.

Penny Stock Regulations

As the market price of our shares of common stock is below $5.00 per share, our shares are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under that Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or if the issuer’s average revenues for each of the past three years exceeds $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their primary residence) or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by the penny stock rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock to the extent that it is penny stock, and may affect the ability of shareholders to sell their shares.

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

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold within the past three years that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of the provisions of Regulation S (“Regulation S”), which was adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Act. Unless stated otherwise, the securities were offered and sold only to non-US Persons, as defined in Regulation S.

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

COVID-19 has not had a negative impact on the Company’s operations recently and we do not expect that the virus will have a material adverse effect on our business or financial results for the foreseeable future. However, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

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

The proceeds of any transactions within our organization, including with the VIE, are eliminated in our consolidated financial statements. For more details, please refer to the principles of consolidation set forth in the notes to our Consolidated Financial Statements for the fiscal year ended June 30, 2024 included in this Annual Report.

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

Based on the above significant judgments, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the years ended June 30, 2024 and 2023, respectively.

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

	For the Years Ended
	2024	2023
	Sales	Sales
Health product sales	$134,531	$461,302
Others	-	1,774
Total revenues	$134,531	$463,076

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

Advertising and promotional expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $15,393 and $16,049 for the fiscal years ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and 2023, the Company had no investments in financial instruments.

Income tax

The Company’s subsidiary in China are subject to the income tax laws of the relevant tax jurisdiction. No taxable income was generated outside the PRC for the years ended June 30, 2024 and 2023. The Company accounts for income tax in accordance with U.S. GAAP.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2024 and 2023 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the years ended June 30, 2024 and 2023.

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

Comparison of Fiscal Years Ended June 30, 2024 and 2023

The following table sets forth key components of our results of operations during the years ended June 30, 2024 and 2023 both in dollars and as a percentage of our revenue.

	Fiscal Years Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$134,531	100%	$463,076	100.00%
Cost of revenues	(129,725)	(96.43)%	(371,455)	(80.21)%
Gross profit	4,806	3.57%	91,621	19.79%
Operating expenses
Selling expenses	(20,873)	(15.51)%	(20,064)	(4.33)%
General and administrative expenses	(673,732)	(500.80)%	(1,184,025)	(255.69)%
Loss from operations	(689,799)	(512.74)%	(1,112,468)	(240.23)%

Other Income (expense)
Other incomes	7,577	5.63%	21,104	4.56%
Other expenses	(1,775)	(1.32)%	(4,914)	(1.06)%
Net Loss before taxes	(683,997)	(508.43)%	(1,096,278)	(236.73)%
Income tax (expenses) benefit	(987)	(0.73)%	391	0.08%
Net Loss	(684,984)	(509.16)%	(1,095,887)	(236.65)%

Revenues

Our revenues were $134,531 for the fiscal year ended June 30, 2024, representing a sharp decrease of $328,545 or 70.95% from $463,076 for the fiscal year ended June 30, 2023. There are two revenue streams within the Company’s operations: (1) normal product sales of carotene which constitutes the majority of the revenues; and (2) others.

The decrease was mainly due to the economic development insufficiencies in China. Consequently, due to the slackening domestic demand, the sales volumes decreased rapidly during fiscal year ended June 30, 2024, compared to the corresponding period in the prior year.

	Fiscal Years Ended June 30,
	2024	2023
	Sales	Sales
Health care product sales	$134,531	$461,302
Others	-	1,774
Total revenues	$134,531	463,076

There is no variable consideration and non-cash consideration agreed with the customers. The transaction price is fixed and allocated to the agreed product, which is the only performance obligation. The revenue is recognized at a point in time once the Company has determined that the customers have obtained control over the products. Control is typically deemed to have been transferred to the customers when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price).

There is no contract asset that the Company has right to consideration in exchange for the product sales that the Company has transferred to customers. Such right is not conditional on anything other than the passage of time.

Practical expedients and exemption. The Company elected a practical expedient so it does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects that, upon the inception of revenue contracts, the period between when the Company transfers its promised deliverables to its customers and when the customers pay for those deliverables will be more than one year.

Cost of revenues

Our cost of revenues was $129,725 for the fiscal year ended June 30, 2024, compared to $371,455 for the fiscal year ended June 30, 2023. Cost of revenue refers to the cost of material, labor cost and overhead costs. The decrease was in line with revenue of product sales.

Gross profit and gross margin

Our gross profit was $4,806 for the fiscal year ended June 30, 2024, compared with a gross profit of $91,621 for the fiscal year ended June 30, 2023. The gross profit margin decreased from 19.79% during 2023 to 3.57% during 2024. The decrease of gross profit was due to the decrease in sales.

Selling expenses

As shown below, our selling expenses consist primarily of advertising fee and other expenses incurred in connection with sales activities. Advertising fee mainly refers to giving away samples to distributors and agents. Our selling expenses slightly increased by $809 to $20,873 for the fiscal year ended June 30, 2024 from $20,064 for the fiscal year ended June 30, 2023. The Company’s expenditure in marketing and promotion activities basically consistent with last year.

	June 30, 2024		June 30, 2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Advertising fee	15,393	73.75%	16,049	79.99%	(656)	(4.09)%
Others	5,480	26.25%	4,015	20.01%	1,465	36.49%
Total selling expenses	$20,873	100.00%	$20,064	100.00%	$809	4.03%

General and administrative expenses

As shown below, our general and administrative expenses consist primarily of salary and social insurance, professional fee, rental fee, bad debt provision and other miscellaneous expenses related to daily operations. Our general and administrative expenses decreased by $510,293 to $673,732 for the fiscal year ended June 30, 2024 from $1,184,025 for the fiscal year ended June 30, 2023. The decrease was mainly due to a $628,799 decrease in bad debt provision. Moreover, the Company took measures to optimize costs for the fiscal year ended June 30, 2024, leading to a $64,562 decrease of salary and social insurance, entertainment expense, and depreciation. The decrease was offset by the $178,718 increase of professional fee resulting from the use of more third-party professional teams during the fiscal year ended June 30, 2024 than in the fiscal year ended June 30, 2023.

	June 30, 2024		June 30, 2023		Fluctuation
	Amount	Proportion	Amount	Proportion	Amount	Proportion
Salary and social insurance	$173,075	25.69%	$207,250	17.50%	$(34,175)	(16.49)%
Business entertainment	3,665	0.54%	23,299	1.97%	(19,634)	(84.27)%
Depreciation	8,394	1.25%	19,147	1.62%	(10,753)	(56.16)%
Office expenses	27,408	4.07%	24,380	2.06%	3,028	12.42%
Professional fee	387,551	57.52%	208,833	17.64%	178,718	85.58%
Provision for expected credit losses	9,689	1.44%	638,488	53.92%	(628,799)	(98.48)%
Rental fee	22,350	3.32%	-	-%	22,350	-%
Travel fee	3,059	0.45%	10,957	0.93%	(7,898)	(72.08)%
Impairment	11,323	1.68%	-	-%	11,323	-%
Other	27,218	4.04%	51,671	4.36%	(24,453)	(47.32)%
Total general and administrative expenses	$673,732	100.00%	$1,184,025	100.00%	$(510,293)	(43.10)%

Other income (expense)

Other income, net was $5,802 and $16,190 for the fiscal years ended June 30, 2024 and 2023, respectively. During the fiscal year ended June 30, 2024, we recognized $230 interest income, $7,347 other income, and $1,775 other expenses, whereas during the fiscal year ended June 30, 2023, we recognized $1,088 interest income, $20,136 other income, $120 interest expenses, and $4,914 other expenses.

Income tax (expense) benefit

The income tax expense was $987 for the fiscal year ended June 30, 2024, compared to an income tax benefit of $391 for the fiscal year ended June 30, 2023.

Net loss

As a result of the cumulative effect of the factors described above, our net loss was $684,984 for the fiscal year ended June 30, 2024 compared to a net loss of $1,095,887 for the fiscal year ended June 30, 2023.

Liquidity and Capital Resources

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through its ongoing operating activities and funds from loans from directors, shareholders and other third parties. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. Considering our existing working capital position and our ability to access debt funding sources, management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

The following table sets forth a summary of the Company’s cash flows for the periods indicated:

	For the Fiscal Years Ended
	June 30,
	2024	2023
Net cash used in by operating activities	$(723,966)	$(9,570,964)
Net cash used in investing activities	(16,977)	(1,175)
Net cash provided by financing activities	568,117	9,674,141
Effect of exchange rate on cash	(14)	(19,734)
Net change in cash	(172,840)	82,268
Cash at beginning of period	286,272	204,004
Cash at end of period	$113,432	$286,272

Operating Activities

Net cash used in operating activities was $723,966 for the fiscal year ended June 30, 2024 compared to $9,570,964 net cash used in operating activities for the fiscal year ended June 30, 2023.

Net cash used in operating activities for the fiscal year ended June 30, 2024 was mainly due to a net loss of $684,984 and an increase in inventory of $354,467, partially offset by a decrease in prepayments of $99,785 and an increase in advance from customers of $142,232.

Net cash used in operating activities for the fiscal year ended June 30, 2023 was mainly due to a net loss of $1,095,887, a decrease in advance from customers of $6,062,321, and a decrease in other payables of $4,150,362, partially offset by a decrease in other receivables of $1,224,585.

Investing Activities

Net cash used in investing activities was $16,977 for the fiscal year ended June 30, 2024 compared to $1,175 net cash used in investing activities for the year ended June 30, 2023. Net cash used in investing activities was mainly attributable to purchase of property and equipment for the fiscal years ended June 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities was $568,117 for the fiscal year ended June 30, 2024 compared to $9,674,141 net cash provided by financing activities for the fiscal year ended June 30, 2023. Net cash provided by financing activities was mainly attributable to advances from related parties for the fiscal years ended June 30, 2024 and 2023.

Contractual Obligations

The Company had no short-term and long-term bank loans as of June 30, 2024 and 2023.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Smaller Reporting Company

We qualify as a “smaller reporting company” and, as such, we are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-smaller reporting companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Going Concern Consideration

The financial statements included in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed on the financial statements. The Company’s ability to continue as a going concern depends on the liquidation of its current assets. For the fiscal year ended June 30, 2024, the Company experienced cash outflows from operating activities of $723,966, a net loss of $684,984 and negative working capital of $3,754,628. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern for the next twelve months, the Company will continue to focus on increasing its revenue through the sale of health care products and its other products, streamlining its overhead costs, or obtaining financing from its stockholders or directors. However, the Company cannot provide any assurance that it will be able to increase revenue or that it will be able to successfully implement its business plan or that financing will be available to it on commercially acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The directors will continue to support the Company and its Operating Subsidiaries by providing adequate financial assistance to enable the Company to continue its business operations for the foreseeable future.

Future Financings

There is no assurance that we will be able to obtain debt or other financing to fund our operations and other activities, if and as needed. If we are not able to fund our operations through such means, we may need to undertake sales of our common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing stockholders.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. Our entity in the British Virgin Islands uses the U.S. dollar. Our entities in the PRC use the local currencies, Renminbi (RMB) as their functional currencies as determined based on the criteria of ASC 830, “Foreign Currency Translation.” Assets and liabilities are translated at the unified exchange rate as quoted by www.xe.com at the end of the period. Income and expense accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments included in accumulated other comprehensive income amounted to $289,572 and $279,881 for the fiscal years ended June 30, 2024 and 2023, respectively.

Below is a table with foreign exchange rates used for translation:

For the fiscal year ended June 30, 2024 (Average Rate)	Chinese Renminbi (RMB)
United States dollar ($1)	7.2248

As of June 30, 2024 (Closing Rate)	7.2672
United States dollar ($1)

For the fiscal year ended June 30, 2023 (Average Rate)	Chinese Renminbi (RMB)
United States dollar ($1)	6.9536

As of June 30, 2023 (Closing Rate)
United States dollar ($1)	7.2513

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 through F-29, which appear at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

BF Borgers tendered its resignation as the Company’s independent registered public accounting firm effective January 30, 2023. BF Borger’s audit report on the Company’s financial statements as of and for the fiscal year ended June 30, 2022 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it expressed uncertainty about the Company’s ability to continue as a going concern.

From BF Borger’s appointment as the Company’s independent auditor until its resignation effective January 30, 2023, there were: (i) no disagreements between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to make reference to the subject matter of the disagreement in its report on the financial statements for such year; and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged WWC, P.C. (“WWC”) as its independent registered public accounting firm effective January 30, 2023.

The Company filed a current report on Form 8-K on September 8, 2023 to reflect the resignation of BF Borgers effective January 30, 2023 and the appointment of WWC as the Company’s independent auditor effective as of that same date. The Company provided BF Borgers with a copy of the disclosures it made in the current report on Form 8-K regarding its change of certifying accountants prior to the time the report was filed with the Securities and Exchange Commission (the “SEC”) and requested that BF Borgers furnish a letter addressed to the SEC stating whether or not it agrees with the statements made therein. A copy of BF Borgers’ letter dated August 8, 2023 was attached to the report on Form 8-K that was filed on September 8, 2023 as Exhibit 16.1.

During the fiscal year ended June 30, 2022, and in the subsequent period through June 30, 2023, neither the Company nor anyone acting on its behalf consulted with WWC regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements, or a written report or oral advice provided to the Company by WWC that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

Effective as of June 19, 2025, WWC tendered its resignation as the independent registered public accounting firm for the Company.

WWC’s audit report on the Company’s financial statements as of and for the fiscal year ended June 30, 2023 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it expressed uncertainty about the Company’s ability to continue as a going concern.

From WWC’s appointment as the Company’s independent registered public accounting firm to its resignation effective as of June 14, 2025, there were: (i) no disagreements between the Company and WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC would have caused WWC to make reference to the subject matter of the disagreement in its report on the financial statements for such year; and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On June 14, 2025, the Board engaged GGF as the Company’s independent registered public accounting firm, effective immediately, to audit the Company’s financial statements for the fiscal year ended June 30, 2024.

The Company filed a current report on Form 8-K on August 21, 2025 to disclose the resignation of WWC effective June 14, 2025 and the appointment of GGF as the Company’s independent auditor on June 14, 2025. The Company provided WWC with a copy of the disclosures it made in its current report on Form 8-K prior to the time the report was filed with the SEC and requested that WWC furnish a letter addressed to the SEC stating whether or not it agrees with the statements made therein. A copy of WWC’s letter dated August 20, 2025 was attached as Exhibit 16.1 to the current report filed with the SEC on August 21, 2025.

During the fiscal year ended June 30, 2024, and in the subsequent period to the date of this Annual Report, neither the Company nor anyone acting on its behalf has consulted with GGF regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements, or a written report or oral advice provided to the Company by GGF that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15I under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the fiscal year ended June 30, 2024, our chief executive officer and our chief financial officer and principal accounting manager, concluded that our disclosure controls and procedures were not effective in insuring that the information relating to our Company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting due to the existence of the following material weaknesses:

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

Management’s Report on Internal Control over Financial Reporting

As of June 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended June 30, 2024, covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the facts disclosed above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our appointed director and executive officer:

Name	Age	Position
Ms. Xiuzhi Sun	67	Chief Executive Officer, Chief Financial Officer, and Director

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

Director Independence

Our sole director does not qualify as an “independent director” under the Rules of NASDAQ Marketplace Rule 4200(a)(15).

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years no current director or executive officer of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries, and such other factors that it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures, and a commitment to sustainability and to dealing responsibly with social issues. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a chief executive officer, president, or similar position at a company. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors intends to exercise its oversight in the following manner:

●	appointing, retaining, and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing and approving all proposed related party transactions;

●	discussing the annual audited financial statements with the management; and

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

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

Compensation Committee

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

Employees

As of June 30, 2024, we had 10 employees. The following table sets forth the number of our employees by function as of June 30, 2024:

Department	Number of Employees
Department of Technology and Production	3
Market Operations	2
Accounting Department	2
Planning Product Publicity	1
Administration	2
Total	10

As required by regulations in China, Liaoning Kangbaier and its subsidiaries participate in various employee social security plans that are organized by municipal and provincial governments for our PRC-based full-time employees, including pension, unemployment insurance, childbirth insurance, work-related injury insurance, and medical insurance. Liaoning Kangbaier and its subsidiaries are required under PRC law to make contributions from time to time to employee benefit plans for PRC-based full-time employees at specified percentages of the salaries, bonuses, and certain allowances of such employees, up to a maximum amount specified by the local governments in China. For more details, please see “Regulations - PRC Laws and Regulations Related to Employment and Labor Protection”

None of our employees belong to a union or are a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our executive compensation program is designed to help us attract talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time and to retain those individuals who continue to meet our high expectations.

The following is a summary of the compensation we paid to our Chief Executive Officer, Chief Financial Officer, and director from September 22, 2022 through December 30, 2022, from December 31, 2022 through June 30, 2023, and from July 1, 2023 through June 30, 2024. This includes all compensation, including any compensation paid to the officer by any of our subsidiaries. Other than otherwise disclosed, no executive officer received compensation in excess of $100,000 from during the fiscal years ended June 30, 2023 or 2024.

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Performance Award	Stock Options	Total Annual

Ms. Xiaoyan Yuan, CEO, CFO, COO, Chairman and Director (1)	From September 22, 2022 through December 30, 2022	$-	$-	$-	$-

Ms. Xiuzhi Sun, CEO, CFO,	December 31, 2022 through June 30, 2023	$-	$-	$-	$-
Chairman and Director of the Board (2)	From July 1, 2023 through June 30, 2024	$8,305	$-	$-	$8,305

(1)	Ms. Xiaoyan Yuan was appointed as Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chairman, and Director of the Company on September 22, 2022. Ms. Xiaoyan Yuan resigned from those positions on December 30, 2022 in conjunction with the Reverse Acquisition.

(2)	Ms. Xiuzhi Sun was appointed as our Chief Executive Officer, Chief Financial Officer, and Director on December 30, 2022.

Employment Agreements

As of the date of this Annual Report, the Company has not entered into any employment agreements.

Compensation Discussion and Analysis

We strive to provide our named executive officer (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with her roles and responsibilities when compared to peer companies of comparable size in similar locations.

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the years ended June 30, 2024 and 2023 by the executive officers named in the Executive Compensation Table. Further, there are no options, warrants, or rights to receive any of the Company’s securities outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K); and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Cambell International Holding Corp., 1-17-1 ZhaoJia Road, XingLongTai District, PanJin City, Liaoning Province, China.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Total Common Equity(1)
Ms. Xiuzhi Sun(2)(3)	8,506,400	49%
All executive officers and directors as a group	8,506,400	49%

5% or Greater Stockholders:
None

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Applicable percentage ownership is based on 7,250,750 shares of common stock and 10,000,000 preferred shares outstanding as of June 30, 2024. There are no options, warrants, or other rights to acquire shares of our common stock.

(2)	Represents Ms. Sun’s ownership of 850,640 shares of our common stock and 7,655,760 series A preferred shares, which are convertible into 7,655,760 shares of our common stock.

(3)	Includes shares held by each of the following entities of which Ms. Sun is the sole director and owner of 100% of the outstanding stock: Kidde Holding Limited (17.808%); and Howell Holding Limited (68.156%). The address for each such entity is c/o Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands.

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

Transactions with related parties

The transactions with related parties are as follow:

		For the Years Ended June 30,
Name	Nature	2024	2023
Office rental paid to Panjin Double Eagle Green Health Food Co. LTD(5)	General and administrative expenses	$28,291	$5,752

Processing charge paid to Panjin Double Eagle Weishi Green Health Food Co. LTD(5)	Cost of revenues	$5,909	$-

The amounts due from and due to related parties are as follow:

	June 30, 2024	June 30, 2023
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD(1)	$-	$1,103
Panjin Kangying Health Food Co., LTD(1)	138	138
Liaoning Baijiakang Health Technology Co. LTD(1)	-	50
Ms. Xiuhua Sun(3)	13,760	13,791
Mr. Mingkai Cao(4)	-	4,137
Total	$13,898	$19,219

Amounts due to related parties:
Panjin Double Eagle Green Health Food Co. LTD(5)	132,160	132,450
Panjin Double Eagle Weishi Green Health Food Co. LTD(5)	126,407	127,259
Suzhou Weixuan Information Technology Co., LTD(6)	20,641	20,686
Ms. Xiuhua Sun(3)	1,514	-
Ms. Xiuzhi Sun(2)	4,184,947	3,140,932
Total	$4,465,669	$3,421,327

(1)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

(2)	Ms. Xiuzhi Sun is the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. As of June 30, 2024 and 2023, there is an amount of $4,184,947 and $3,140,932 due to Ms. Xiuzhi Sun that is interest free, unsecured, and due demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.

(3)	Ms. Xiuhua Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer. The amount is due on demand, interest-free and unsecured.

(4)	Mr. Mingkai Cao is an employee in the Company. The amount is due on demand, interest-free and unsecured.

(5)	These companies are controlled by the Chief Executive Officer, Chief Financial Officer, and shareholder of the Company, Ms. Xiuzhi Sun. Such balances are due on demand, interest free, and unsecured. The amounts are payables arising from transactions between the Company and related parties, such as payments of product processing and offfice lease.

(6)	The company is controlled by Ms. Jing Li, daughter of Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

Policy and Procedures for Approval of Related Party Transactions

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services provided by GGF and WWC, our independent auditors for the fiscal years ended June 30, 2024 and June 30, 2023, respectively.

	Fiscal Years Ended June 30,
	2024	2023
Audit Fees(1)	$155,000	$140,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$155,000	$140,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

All audit and non-audit services that may be provided by our principal accountant require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client, financial information systems design and implementation, appraisal or valuation services, fairness opinion, or contribution-in-kind reports, actuarial services, internal audit outsourcing services, management functions, human resources, broker-dealer, investment adviser, or investment banking services, legal services and expert services unrelated to the audit, and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Prior to engaging our accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description

3.1**	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2023).
10.1**	Share Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2025).
10.2**	Consulting Service Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2025).
10.3**	Business Operation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2025).
10.4**	Proxy Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2025).
10.5**	Equity Disposal Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBELL INTERNATIONAL HOLDING CORP.

Date: September 9, 2025	/s/ Xiuzhi Sun
	Name:	Xiuzhi Sun
	Title:	Chief Executive Officer

Date: September 9, 2025	/s/ Xiuzhi Sun
	Name:	Xiuzhi Sun
	Title:	Chief Financial Officer

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

AND

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRMS

Consolidated Financial Statements for the years ended June 30, 2024 and June 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Cambell International Holding Corp.

Opinion on the Financial statements

We have audited the accompanying consolidated balance sheets of Cambell International Holding Corp. and its subsidiaries (collectively, the “Company”) as of June 30, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the years ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had incurred substantial losses during the years and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to the accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

As described in Note 2 to the consolidated financial statements, for the fiscal years ended June 30, 2024, the Company reported accumulated deficit of $3,981,020 and a working capital deficiency of $3,754,628. The Company primarily funds its operation through debt instruments whose availability depends on a number of factors including its ability to generate operating cash flow to repay debts when due, planned expenditures and market conditions.

We identified the Company’s ability to continue as a going concern as a critical audit matter as the going concern assessment is complex and it involves a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence in determining the reasonableness of cash flow forecasts, planned financing options and other assumptions used in the Company’s going concern analysis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included the following:

-	Enquired key members of management regarding factors that would have an impact on the Company’s ability to continue as a going concern.

-	Received confirmations from the loan creditor and the Company director for their financial support and their willingness to continue supporting the Company for the next twelve months.

-	Reviewed and evaluated the accuracy and completeness of disclosures in the financial statements.

/s/ GGF CPA LTD

We have served as the Company’s auditor since 2025.

Guangzhou, China

PCAOB NO: 2729

September 9, 2025

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of Cambell International Holding Corp.,

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had incurred significant working capital deficiency and accumulated deficit at June 30, 2024, net loss from continuing operations for the year ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 2, there could be a material adverse effect on the Company.

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

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as auditor since 2022.

San Mateo, California

October 19, 2023

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND 2023

(Expressed in U.S. dollars, except for the number of shares)

	June 30, 2024	June 30, 2023
ASSETS
CURRENT ASSETS
Cash	$113,432	$286,272
Accounts receivable, net of $57,894 and $58,021 allowance for doubtful accounts as of June 30, 2024 and 2023, respectively	-	25,444
Prepayments	8,175	107,613
Other receivables, net	156,594	36,740
Amounts due from related parties	13,898	19,219
Inventories, net	719,315	369,327
Total current assets	1,011,414	844,615

NON-CURRENT ASSETS
Operating lease right-of-use assets, net	105,614	-
Property, plant and equipment, net	24,251	48,806
Total non-current assets	129,865	48,806

TOTAL ASSETS	$1,141,279	$893,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$488	$16,541
Advance from customers	-	347,429
Payroll payable	67,643	16,212
Tax payable	47,215	44,416
Operating lease liability - current	67,055	-
Other payables	117,972	63,651
Amounts due to related parties	4,465,669	3,421,327
Total current liabilities	4,766,042	3,909,576

NON-CURRENT LIABILITIES
Operating lease liability - non-current	66,685	-
Total non-current liabilities	66,685	-

TOTAL LIABILITIES	$4,832,727	$3,909,576

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred shares, par value $0.001, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2024 and 2023, respectively	10,000	10,000
Common shares, par value $0.001; 75,000,000 shares authorized, 7,250,750 and 7,250,750 shares issued and outstanding as of June 30, 2024 and 2023, respectively	7,251	7,251

Subscription receivable	(17,251)	(17,251)
Accumulated deficit	(3,981,020)	(3,296,036)
Accumulated other comprehensive income	289,572	279,881
Total Shareholders’ Deficit	(3,691,448)	(3,016,155)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,141,279	$893,421

The accompanying notes are an integral part of these consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Expressed in U.S. dollars, except for the number of shares)

	For the years ended June 30,
	2024	2023

REVENUES	$134,531	$463,076

COST OF REVENUES	129,725	371,455

GROSS PROFIT	4,806	91,621

OPERATING EXPENSES
Selling expenses	20,873	20,064
General and administrative expenses	673,732	1,184,025
Total operating expenses	694,605	1,204,089

LOSS FROM OPERATIONS	(689,799)	(1,112,468)

OTHER INCOME, NET
Other income	7,577	21,104
Other expenses	(1,775)	(4,914)
Total other income, net	5,802	16,190

NET LOSS BEFORE INCOME TAX	(683,997)	(1,096,278)

Income tax (expense) benefit	(987)	391

NET LOSS	(684,984)	(1,095,887)

Other comprehensive income:
Foreign currency translation income	9,691	253,749

Total comprehensive loss	$(675,293)	$(842,138)

Weighted average number of ordinary shares outstanding - basic and diluted	7,250,750	7,250,750

Net loss per share-basic and diluted	$(0.09)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(EXPRESSED IN U.S. DOLLAR, EXCEPT FOR THE NUMBER OF SHARES)

As of June 30, 2024

	Preferred shares		Common shares				Accumulated other
	Number of		Number of		Subscription	Accumulated	comprehensive
	shares	Amount	shares	Amount	receivable	deficit	income	Total
Balance, June 30, 2023	10,000,000	$10,000	7,250,750	$7,251	$(17,251)	$(3,296,036)	$279,881	$(3,016,155)

Net loss	-	-	-	-	-	(684,984)	-	(684,984)

Foreign currency translation adjustment	-	-	-	-	-	-	9,691	9,691

Balance, June 30, 2024	10,000,000	$10,000	7,250,750	$7,251	$(17,251)	$(3,981,020)	$289,572	$(3,691,448)

As of June 30, 2023

	Preferred shares		Common shares				Accumulated other
	Number of		Number of		Subscription	Accumulated	comprehensive
	shares	Amount	shares	Amount	receivable	deficit	income	Total
Balance, June 30, 2022	-	$-	6,250,750	$6,251	$(6,251)	$(2,200,149)	$26,132	$(2,174,017)

Reverse acquisition recapitalization	10,000,000	10,000	1,000,000	1,000	(11,000)	-	-	-

Net loss	-	-	-	-	-	(1,095,887)	-	(1,095,887)

Foreign currency translation adjustment	-	-	-	-	-	-	253,749	253,749

Balance, June 30, 2023	10,000,000	$10,000	7,250,750	$7,251	$(17,251)	$(3,296,036)	$279,881	$(3,016,155)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBELL INTERNATIONAL HOLDING CORP.

(FORMELY BITMIS HOLDING CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Expressed in U.S. dollars)

	For the years ended June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(684,984)	$(1,095,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of doubtful accounts	9,689	638,489
Depreciation	23,502	34,663
Impairment	11,323	-
Loss on disposal of property and equipment	1,774	-
Operating lease right-of-use assets amortization	28,291	-
Changes in operating assets and liabilities:
Accounts receivable	25,537	(26,533)
Other receivables	(126,175)	1,224,585
Prepayments	99,785	(10,855)
Inventories	(354,467)	(91,257)
Accounts payable	(9,329)	(62,101)
Advance from customers	142,232	(6,062,321)
Payroll payable	51,768	(4,719)
Tax payable	2,711	35,334
Other payables	54,377	(4,150,362)
Net cash used in operating activities	(723,966)	(9,570,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,977)	(1,175)
Net cash used in investing activities	(16,977)	(1,175)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from related parties	568,117	9,674,141
Net cash provided by financing activities	568,117	9,674,141

EFFECT OF EXCHANGE RATE ON CASH	(14)	(19,734)

NET CHANGE IN CASH	(172,840)	82,268

CASH AT BEGINNING OF PERIOD	286,272	204,004

CASH AT END OF PERIOD	$113,432	$286,272

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$331	$-
Interest	$-	$-

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

The accompanying consolidated financial statements reflect the activities of each of the following entities of the Company:

Cambell International Holding Limited	●	A British Virgin Islands company	100%
	●	Principal activities: Investment holding

Win&win Industrial Development Limited	●	A British Virgin Islands company	100%
(“Win&win”)	●	Principal activities: investment holding

BJK Holding Group Limited	●	A Hong Kong company	100%
(“BJK Holding”)	●	Principal activities: investment holding

Baijiakang (LiaoNing) Health Information Consulting Service Co., Ltd	●	A PRC limited liability company and deemed a wholly foreign-invested enterprise	100%
(“Baijiakang Consulting”)	●	Principal activities: consultancy and information technology support

LiaoNing KangBaiEr Biotechnology Development Co., Ltd. (“Liaoning Kangbaier”)	●	A PRC limited liability company Incorporated on September 22, 2015	VIE by contractual arrangements
	●	Principal activities: research and development of extraction processes of natural β - carotene, the planting and harvesting of raw materials, and the production, distribution, marketing, and sales of natural β -carotene health food products.

Doron KangBaier Biotechnology Co. Ltd. (“Doron”)	●	A PRC limited liability company	100% owned by Liaoning Kangbaier
	●	Principal activities: research and support

LiaoNing BaiJiaKang Health Technology Co., Ltd. (“Liaoning”)	●	A PRC limited liability company	100% owned by Liaoning Kangbaier
	●	Principal activities: promotion and support

Liaoning Yongkangda Health Technology Co., Ltd. (“Yongkangda”)	●	A PRC limited liability company	100% owned by Liaoning Kangbaier
	●	Principal activities: promotion and support

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

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and cash equivalents and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2024, the Company’s current liabilities exceeded the current assets by $3,754,628, its accumulated deficit was $3,981,020 and the Company has incurred losses during the years ended June 30, 2024 and 2023. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Liquidity

The Company had a working deficit of $3,754,628 as of June 30, 2024, an increase of $689,667 from a working deficit of $3,064,961 as of June 30, 2023. As of June 30, 2024 and 2023, the Company’s cash was $113,432 and $286,272, respectively.

The Company’s primary need for liquidity stems from its need to fund working capital requirements of the Company’s businesses, its capital expenditures and its general operations, including debt repayment. The Company has historically financed its operations through loans from directors and shareholders, and other third party. The Company routinely monitors current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. In addition, the existing major shareholder committed not to request for repayment of the amount due to shareholders by June 30, 2024. Considering the existing working capital position and the ability to access debt funding sources, the management believes that the Company’s operations and borrowing resources are sufficient to provide for its current and foreseeable capital requirements to support its ongoing operations for the next twelve months.

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

The following financial information of the Company’s consolidated VIEs (including subsidiary of VIEs) is included in the accompanying consolidated financial statements:

	June 30, 2024	June 30, 2023
ASSETS
CURRENT ASSETS
Cash	$113,432	$286,272
Accounts receivable, net of $57,894 and $58,021 allowance for doubtful accounts as of June 30, 2024 and 2023, respectively	-	25,444
Prepayments	8,175	107,613
Other receivables, net	156,594	36,740
Amounts due from related parties	13,898	19,219
Amounts due from intercompanies	50	-
Inventories, net	719,315	369,327
Total current assets	1,011,464	844,615

NON-CURRENT ASSETS
Operating lease right-of-use assets, net	105,614	-
Property, plant and equipment, net	24,251	48,806
Total non-current assets	129,865	48,806

TOTAL ASSETS	$1,141,329	$893,421

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$488	$16,541
Advance from customers	-	347,429
Payroll payable	67,643	16,212
Tax payable	47,215	44,416
Operating lease liability - current	67,055	-
Other payables	49,430	63,651
Amounts due to related parties	4,447,669	3,421,327
Total current liabilities	4,679,500	3,909,576

NON-CURRENT LIABILITIES
Operating lease liability - non-current	66,685	-
Total non-current liabilities	66,685	-

TOTAL LIABILITIES	$4,746,185	$3,909,576

SHAREHOLDERS’ DEFICIT
Total Shareholders’ Deficit	(3,604,856)	(3,016,155)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,141,329	$893,421

	For the years ended June 30,
	2024	2023

REVENUES	$134,531	$463,076

COST OF REVENUES	129,725	371,455

GROSS PROFIT	4,806	91,621

OPERATING EXPENSES
Selling expenses	20,873	20,064
General and administrative expenses	587,140	1,184,025
Total operating expenses	608,013	1,204,089

LOSS FROM OPERATIONS	(603,207)	(1,112,468)

OTHER INCOME, NET
Other incomes	7,577	21,104
Other expenses	(1,775)	(4,914)
Total other income, net	5,802	16,190

NET LOSS BEFORE INCOME TAX	(597,405)	(1,096,278)

Income tax (expense) benefit	(987)	391

NET LOSS	(598,392)	(1,095,887)

Other comprehensive income:
Foreign currency translation income	9,691	253,749

Total comprehensive loss	$(588,701)	$(842,138)

	For the years ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(598,392)	$(1,095,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance of doubtful accounts	9,689	638,489
Depreciation	23,502	34,663
Impairment	11,323	-
Loss on disposal of property and equipment	1,774
Operating lease right-of-use assets amortization	28,291	-
Changes in operating assets and liabilities:
Accounts receivable	25,537	(26,533)
Other receivables	(126,175)	1,224,585
Prepayments	99,785	(10,855)
Inventories	(354,467)	(91,257)
Accounts payable	(9,329)	(62,101)
Advance from customers	142,232	(6,062,321)
Payroll payable	51,768	(4,719)
Tax payable	2,711	35,334
Other payables	(14,215)	(4,150,362)
Net cash used in operating activities	(705,966)	(9,570,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,977)	(1,175)
Cash used in investing activities	(16,977)	(1,175)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from related parties	550,117	9,674,141
Cash provided by financing activities	550,117	9,674,141

EFFECT OF EXCHANGE RATE ON CASH	(14)	(19,734)

NET CHANGE IN CASH	(172,840)	82,268

CASH AT BEGINNING OF PERIOD	286,272	204,004

CASH AT END OF PERIOD	$113,432	$286,272

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

As of June 30, 2024 and 2023, the Company had no investments in financial instruments.

Cash

Cash consists of cash on hand and at banks and highly liquid investments, which are unrestricted from withdrawal or use, and which have original maturities of three months or less when purchased.

Cash denominated in RMB with a U.S. dollar equivalent of $113,432 and $286,272 as of June 30, 2024 and 2023, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Accounts Receivable, Net and Allowance for Doubtful Accounts

Accounts receivable represents the revenue earned from the customers not yet collected. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. For the year ended June 30, 2022, the Company adopted ASU 2016- 13, “Financial Instruments - Credit Losses (Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for doubtful accounts considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. The Company assesses collectability by pooling receivables that have similar risk characteristics and evaluates receivables individually when specific receivables no longer share those risk characteristics. For receivables evaluated individually, when it is determined that foreclosure is probable or when the debtor is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The balance of allowance of June 30, 2024 and 2023 were $57,894 and $58,021, respectively.

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

Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Impairment of $1,602 and nil has been recorded by the Company as of June 30, 2024 and 2023.

Property, Plant and Equipment

Property, plant and equipment, net is recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Useful Lives
Categories	(Years)
Furniture and equipment	3
Machinery	5
Motor vehicles	3

Expenditure for maintenance and repairs is expended as incurred.

The gain or loss on the disposal of equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets, including property and equipment with finite lives and intangible assets subject to amortization, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. Impairment of nil and $2,652 in fixed assets has been recorded by the Company as of June 30, 2024 and 2023.

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

Based on the above significant judgments, the financing component, arising from the long-term accounts receivable was recognized as financing revenue over the time of payment. There was no financing revenue for the years ended June 30, 2024 and 2023, respectively.

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

	For the Years Ended
	2024	2023
	Sales	Sales
Health product sales	$134,531	$461,302
Others	-	1,774
Total revenues	$134,531	$463,076

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

Lease

Under ASC Topic 842, the Company determines if an arrangement is a lease at inception. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate based on the information available at the lease commencement date. The Company generally uses the base, non-cancelable lease term in calculating the right-of-use assets and lease liabilities.

The Company may recognize the lease payments in the condensed consolidated statements of operation on a straight-line basis over the lease terms and variable lease payments in the periods in which the obligations for those payments are incurred, if any. The lease payments under the lease arrangements are fixed.

The Company elected the package of practical expedients which allow the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any lease that exists prior to adoption of the new standard.

The Company also elected to apply the short-term lease exception for lease arrangements with a lease term of 12 months or less at commencement. Lease terms used to compute the present value of lease payments do not include any option to extend, renew, or terminate the lease that the Company is not reasonably certain to exercise upon the lease inception. Accordingly, operating lease right-of-use assets and liabilities do not include leases with a lease term of 12 months or less.

Advertising and Promotional Expenses

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs amounted to $15,393 and $16,049 for the years ended June 30, 2024 and 2023, respectively.

Income Tax

The Company’s subsidiaries in China were subject to the income tax laws of the relevant tax jurisdiction. No taxable income was generated outside the PRC for the years ended June 30, 2024 and 2023. The Company accounts for income tax in accordance with U.S. GAAP.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2024 and 2023 are subject to examination by any applicable tax authorities. The Company had no uncertain tax position for the years ended June 30, 2024 and 2023.

Value Added Tax

The Company was subject to VAT at the rate of 13% and 6% and related surcharges on revenue generated from selling products and providing services respectively for the years ended June 30, 2024 and 2023 respectively. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities.

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

Diluted EPS includes the effect from potential issuance of ordinary shares. There was no potentially dilutive share to be issued during the years ended June 30, 2024 and 2023.

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

Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2023	RMB7.2513 to $1
June 30, 2024	RMB7.2672 to $1

Income statement and cash flows items
For the years ended June 30, 2023	RMB6.9536 to $1
For the years ended June 30, 2024	RMB7.2248 to $1

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

Recent Accounting Pronouncements

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740)” (“ASU 2023-09”). The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year to date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU2023-09 are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Management is currently evaluating the impact of the on its consolidated financial statements and related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, consolidated statements of operationsand comprehensive loss and consolidated statements of cash flows.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	June 30, 2024	June 30, 2023

Accounts receivable	$57,894	$83,465
Less: allowance for expected credit losses	(57,894)	(58,021)
Accounts receivable, net	$-	$25,444

The following table sets forth the movement of allowance for doubtful accounts:

	June 30, 2024	June 30, 2023

Beginning	$58,021	$62,804
Exchange rate different	(127)	(4,783)
Balance	$57,894	$58,021

4. PREPAYMENTS

Prepayments consist of the following:

	June 30, 2024	June 30, 2023

Prepayments for inventory	$8,175	$107,613
Prepayments	$8,175	$107,613

5. OTHER RECEIVABLS

Other receivables consists of the following:

	June 30, 2024	June 30, 2023
Receivables from third party companies	$811,290	$612,276
Loans receivable from employees	26,557	36,740
Less: allowance for doubtful accounts	(681,253)	(612,276)
Other receivables	$156,594	$36,740

The following table sets forth the movement of allowance for doubtful accounts:

	June 30, 2024	June 30, 2023

Beginning	$612,276	$-
Provision for expected credit losses	70,316	638,489
Exchange rate different	(1,339)	(26,213)
Balance	$681,253	$612,276

Receivables from third party companies and employees are interest free and due on demand.

6. INVENTORIES

Inventories consisted of the following:

	June 30, 2024	June 30, 2023
Raw materials, parts, and components	$537,054	$294,030
Finished goods	182,844	69,908
Miscellaneous supplies	1,019	5,389
Impairment	(1,602)	-
Inventories	$719,315	$369,327

The following table sets forth the movement of allowance for doubtful accounts:

	June 30, 2024	June 30, 2023

Beginning	$-	$-
Impairment during current period	1,611	-
Exchange rate different	(9)	-
Balance	$1,602	$-

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2024	June 30, 2023

Vehicle	$17,901	$17,940
Office equipment	33,649	67,370
Machinery, equipment, and tools	20,863	77,104
Total	72,413	162,414
Less: Accumulated depreciation	(48,162)	(113,608)
Property, plant and equipment, net	$24,251	$48,806

Depreciation expenses charged to the consolidated statements of operations and comprehensive loss for the years ended June 30, 2024 and 2023 were $23,502 and $34,663, respectively.

8. ADVANCE FROM CUSTOMERS

Changes in advance from customers as follows:

	June 30,	June 30,
	2024	2023

Advance from customers, beginning of the period	$347,429	$6,668,713
Revenue deferred during the period	142,894	8,274
Returned of revenue deferred in prior periods	(348,921)	(6,239,928)
Recognition of revenue deferred in prior periods	(141,402)	(89,630)
Advance from customers, end of the period	$-	$347,429

The Company returned $348,921 and $6,239,928 advance from customers, resulting from the termination of new health product business plan by the decline in domestic demand during the years ended June 30, 2024 and 2023.

9. OTHER PAYABLES

Other payables consist of the following:

	June 30, 2024	June 30, 2023

Accruals	$117,972	$63,651
Other payables	$117,972	$63,651

10. RELATED PARTY BALANCES AND TRANSACTIONS

Transactions with related parties

Transactions with related parties consist of the following:

		For the Years Ended June 30,
Name	Nature	2024	2023
Office rental paid to Panjin Double Eagle Green Health Food Co. LTD(5)	General and administrative expenses	$28,291	$5,752

Processing charge paid to Panjin Double Eagle Weishi Green Health Food Co. LTD(5)	Cost of revenues	$5,909	$-

Balance with related parties

Amountd due from and due to related parties consist of the following:

	June 30, 2024	June 30, 2023
Amounts due from related parties:
Duolun Kangbaier Biotechnology Co. LTD(1)	$-	$1,103
Panjin Kangying Health Food Co., LTD(1)	138	138
Liaoning Baijiakang Health Technology Co. LTD(1)	-	50
Ms. Xiuhua Sun(3)	13,760	13,791
Mr. Mingkai Cao(4)	-	4,137
Total	$13,898	$19,219

Amounts due to related parties:
Panjin Double Eagle Green Health Food Co. LTD(5)	132,160	132,450
Panjin Double Eagle Weishi Green Health Food Co. LTD(5)	126,407	127,259
Suzhou Weixuan Information Technology Co., LTD(6)	20,641	20,686
Ms. Xiuhua Sun(3)	1,514	-
Ms. Xiuzhi Sun(2)	4,184,947	3,140,932
Total	$4,465,669	$3,421,327

(1)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.
(2)	Ms. Xiuzhi Sun is the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company. As of June 30, 2024 and 2023, there is an amount of $4,184,947 and $3,140,932 due to Ms. Xiuzhi Sun that is interest free, unsecured, and due demand without an agreement. The Company used the funds borrowed from Ms. Xiuzhi Sun to fund its operations.
(3)	Ms. Xiuhua Sun is the sibling of Ms. Xiuzhi Sun, the Chief Executive Officer and Chief Financial Officer. The amount is due on demand, interest-free and unsecured.
(4)	Mr. Mingkai Cao is an employee in the Company. The amount is due on demand, interest-free and unsecured.
(5)	These companies are controlled by the Chief Executive Officer and Chief Financial Officer, as well as the shareholder of the Company, Ms. Xiuzhi Sun. Such balances are due on demand, interest free and unsecured. The amounts are payables arising from transactions between the Company and related parties, such as payments of product processing and offfice lease.
(6)	The company is controlled by Ms. Jing Li, daughter of Ms. Xiuzhi Sun. The amount is due on demand, interest-free and unsecured.

11. LEASE

The Company has operating leases for its office facilities. The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

The following table provides a summary of leases as of June 30, 2024 and June 30, 2023:

Assets/liabilities	June 30, 2024	June 30, 2023
Assets
Operating lease right-of-use assets	$105,614	$-
Total lease assets	$105,614	$-

Liabilities
Operating lease liability - current	$67,055	$-
Operating lease liability – non-current	$66,685	$-
Total lease liabilities	$133,740	$-

The operating lease expense for the years ended June 30, 2024 and 2023 was as follows:

		For the years ended June 30,
Lease Cost	Classification	2024	2023
Operating lease cost
Lease expenses	Cost of revenues	$5,941	$-
Lease expenses	General and administrative	22,350	-
Total lease cost		$28,291	$-

Maturities of operating lease liabilities as of June 30, 2024 were as follows:

Maturity of Lease Liabilities	Operating lease
2024	$70,316
2025	28,126
2026	28,126
2027	14,064
2028 and thereafter	-
Total lease payments	140,632
Less: Interest	(6,892)
Present value of lease payments	$133,740

Supplemental information related to operating leases was as follows:

	For the years ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$-	$-
New operating lease assets obtained in exchange for operating lease liabilities	129,478	-

Weighted average remaining operating lease term	4.00 years	-
Weighted average discount rate for operating lease	4.20%	-

The operating lease right-of-use assets amortization was $24,004 and nil for the years ended June 30, 2024 and 2023.

12. INCOME TAXES

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

For the years ended June 30, 2024 and 2023, a reconciliation of the income tax expense (benefit) determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the years ended June 30,
	2024	2023
Loss before income taxes	$(683,997)	$(1,096,278)
United States statutory income tax rate	21%	21%
Income taxes computed at United States statutory income tax rate	(143,639)	(230,218)
Reconciling items:
Non-deductible expenses	748	2,307
Impact of different tax rates in other jurisdictions	(27,360)	-
Change in valuation allowance	171,238	227,520
Income tax expense (benefit)	$987	$(391)

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions for the years ended June 30, 2024 and 2023, the Company had no unrecognized tax benefits.

According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted. As of June 30, 2024, the Company had net operating losses carry forwards which recorded fully valuation allowance as it is more-likely will not be realized.

13. CHINA CONTRIBUTION PLAN

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

14. CONCENTRATIONS AND CREDIT RISK

(a) Concentrations

In the year ended June 30, 2024, one customer accounted for 82.86% of the Company’s revenues. In the year ended June 30, 2023, two customers accounted for 80.82% of the Company’s revenues. No other customer accounts for more than 10% of the Company’s revenue in the years ended June 30, 2024 and 2023.

In the year ended June 30, 2024, three suppliers accounted for 66.56% of the Company’s purchase. In the year ended June 30, 2023, three suppliers accounted for 53.49% of the Company’s purchase. No other supplier accounts for more than 10% of the Company’s purchase in the years ended June 30, 2024 and 2023.

As of June 30, 2024, the balance of accounts receivable was nil. As of June 30, 2023, one customer accounted for 89.97% of the Company’s accounts receivable. No other customer accounts for more than 10% of the Company’s accounts receivable as of June 30, 2023.

As of June 30, 2024, one supplier accounted for 93.25% of the Company’s accounts payable. As of June 30, 2023, two suppliers accounted for 73.72% of the Company’s accounts payable. No other supplier accounts for over 10% of the Company’s accounts payable as of June 30, 2024 and 2023.

(b) Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of June 30, 2024, and 2023, substantially all of the Company’s cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.

For the credit risk related to trade accounts receivable, which are unsecured in nature, the Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations; however, there is the extremely remote chance that all trade receivables may be become uncollectible.

15. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2024, the Company had no significant commitments.

Contingencies

In the ordinary course of business, the Company may be subject to certain legal proceedings, claims and disputes that arise from the business operations. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. As of June 30, 2024, the Company had no outstanding lawsuits or claims.

16. SUBSEQUENT EVENT

The Company evaluated all events and transactions that occurred after June 30, 2024 up through the date financial statements on September 9, 2025, there are no material subsequent events to disclose in these consolidated financial statements.